Form 10QSB
period 1999-09-30
EZCONNECT INC /UT/
filed 1999-10-27
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-27249


                               EZCONNECT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0284731
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

716 East 4500 South, Suite N-142, Murray, Utah                  84107
----------------------------------------------            -------------------
(Address of principal executive offices)                      (Zip Code)

                                 (801) 270-9711
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                          DIVERSIFIED INDUSTRIES, INC.
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 The number of shares outstanding of each of the issuer's classes of common stock, was 8,660,464 shares of common stock, par value $0.001, as of October 22, 1999.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS



(A) The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 1999; the related audited balance sheet of the Company as of June 30, 1999; the related unaudited statements of operations and cash flows for the three month period ended September 30, 1998 and 1997 and from November 1, 1996 (inception of development stage)through September 30, 1999; and the unaudited statement of shareholders' equity for the period from November 1, 1996 (inception of development stage) through September 30, 1998 are attached hereto and incorporated herein by this reference

                          DIVERSIFIED INDUSTRIES, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS


                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     1999             1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash                                          $        615     $      -
   Loans receivable - related party                    30,000            -
                                                 ------------     -----------
     Total Current Assets                              30,615            -
                                                 ------------     -----------
TOTAL ASSETS                                     $     30,615     $      -
                                                 ============     ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                              $         80     $      -
   Loans from shareholders                              3,417            -
                                                 ------------     -----------
     Total Current Liabilities                          3,497            -
                                                 ------------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.01 par value, 100,000,000
    shares authorized, 6,463,659 and 3,463,659
    shares issued and outstanding, respectively        64,637          34,637
   Additional paid-in capital                       1,238,294       1,061,294
   Stock subscriptions receivable                    (168,500)           -
   Deficit accumulated prior to November 1, 1996     (654,259)       (654,259)
   Deficit accumulated during the development
    stage                                            (453,054)       (441,672)
                                                 ------------     -----------
     Total Stockholders' Equity (Deficit)              27,118            -
                                                 ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     30,615     $      -
                                                 ============     ===========


The accompanying notes are an integral part of these financial statements.

                          DIVERSIFIED INDUSTRIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                                       From
                                                                                     Inception
                                                                                   of Development
                                                        For the        For the        Stage on
                                                     Three Months   Three Months    November 1,
                                                         Ended          Ended      1996 Through
                                                     September 30,  September 30,  September 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
REVENUES                                             $       -      $       -       $       -
                                                     ------------   ------------    ------------

EXPENSES
 Depreciation                                                -              -              2,030
 General and Administrative                                11,382          5,045         414,234
                                                     ------------   ------------    ------------
    Total Expenses                                         11,382          5,045         416,264
                                                     ------------   ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                       (11,382)        (5,045)       (416,264)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)

 Interest expense                                            -              -            (13,259)
 Loss on sale of assets                                      -              -            (27,781)
 Other income                                                -              -              4,250
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                                -              -            (36,790)
                                                     ------------   ------------    ------------
NET LOSS                                             $    (11,382)  $     (5,045)   $   (453,054)
                                                     ============   ============    ============

NET LOSS PER SHARE                                   $      (0.00)  $      (0.00)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           3,963,659      3,463,659
                                                     ============   ============



The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED INDUSTRIES, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity

                                                                      Additional       Stock
                                              Common Stock              Paid-in     Subscription   Accumulated
                                          Shares           Amount       Capital      Receivable      Deficit
                                        ------------   ------------  ------------   ------------   ------------
Balance, November 1, 1996 (inception
 of the development stage)                   449,972   $      4,500  $    659,759   $       -      $   (654,259)

Common stock issued for services
 valued at $0.10 per share                 1,625,000         16,250       146,250           -              -

Common stock issued for cash at
 $0.10 per share                             520,000          5,200        46,800         (1,000)          -

Stock offering costs                            -              -          (12,500)          -              -

Net loss from inception of the
 development stage on November 1,
 1996 through June 30, 1997                     -              -             -              -          (195,355)
                                        ------------   ------------  ------------   ------------   ------------
Balance, June 30, 1997                     2,594,972         25,950       840,309         (1,000)      (849,614)

Cash received on stock subscription
 receivable                                     -              -             -             1,000           -

Common stock issued for services
 valued at $0.25 per share                   100,251          1,003        24,060           -              -

Common stock issued for the
 conversion of debentures at
 $0.25 per share                             718,436          7,184       172,425           -              -

Common stock issued for the
 conversion of a note payable
 at $0.50 per share                           50,000            500        24,500           -              -

Net loss for the year ended
 June 30, 1998                                  -              -             -              -          (190,411)
                                        ------------   ------------  ------------   ------------   ------------
Balance, June 30, 1998                     3,463,659         34,637     1,061,294           -        (1,040,025)

Net loss for the year ended
 June 30, 1999                                  -              -             -              -           (55,906)
                                        ------------   ------------  ------------   ------------   ------------
Balance, June 30, 1999                     3,463,659   $     34,637  $  1,061,294   $       -      $ (1,095,931)

Common stock issued for cash at
 $0.07 per share                             442,857          4,429        26,571           -              -

Common stock issued for services
 valued at $0.05 per share                   150,000          1,500         6,000           -              -

Common stock issued on subscription
 at $0.07 per share                        2,407,143         24,071       144,429       (168,500)          -

Net loss for the three months ended
 September 30, 1999 (Unaudited)                 -              -             -              -           (11,382)
                                        ------------   ------------  ------------   ------------   ------------
Balance, September 30, 1999                6,463,659   $     64,637  $  1,238,294   $   (168,500)  $ (1,107,313)
                                        ============   ============  ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                     From
                                                                 Inception of
                                                                  Development
                                              For The              Stage on
                                          Three Months Ended      November 1,
                                            September 30,        1996 Through
                                       ------------------------  September 30,
                                          1999         1998          1999
                                       -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $   (11,382) $    (5,045) $   (453,054)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation                               -            -            2,030
   Loss from sale of assets                   -            -           27,781
   Stock issued for services                 7,500         -          195,063
 Changes in assets and liability accounts:
  (Increase) decrease in prepaid              -            -            2,533
  (Increase) decrease in other assets         -            -            5,867
  (Increase) decrease in accounts payable       80         -               80
  (Increase) decrease in accrued expenses     -            -           10,259
                                       -----------  -----------  ------------
   Net Cash Used by Operating Activities    (3,802)      (5,045)     (209,441)
                                       -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances on notes receivable              (30,000)        -          (30,000)
 Sale of property                             -            -           25,000
 Purchase of property                         -            -          (54,811)
                                       -----------  -----------  ------------
   Net Cash Provided (Used) by
    Investing Activities                   (30,000)        -          (59,811)
                                       -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock     31,000         -           83,000
 Stock offering costs                         -            -          (12,500)
 Proceeds from convertible debentures         -            -          169,350
 Proceeds from shareholders loans            3,417         -            3,417
 Proceeds from notes payable                  -            -           25,000
                                       -----------  -----------  ------------
   Net Cash Provided by
    Financing Activities               $    34,417  $      -     $    268,267
                                       -----------  -----------  ------------

The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED INDUSTRIES, INC.
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception of
                                                                  Development
                                              For The              Stage on
                                          Three Months Ended      November 1,
                                            September 30,        1996 Through
                                       ------------------------  September 30,
                                          1999         1998          1999
                                       -----------  -----------  ------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  $       615  $    (5,045) $       (985)

CASH AT BEGINNING OF YEAR                    5,750        2,875         1,600
                                       -----------  -----------  ------------
CASH AT END OF YEAR                    $       615  $       705  $        615
                                       ===========  ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

CASH PAID FOR:

 Taxes                                 $      385   $      -     $        385
 Interest                              $     -      $     1,000  $      2,500

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for accrued
  interest                             $     -      $      -     $     10,259
 Common stock issued for the
  conversion of debentures             $     -      $      -     $    169,350
 Common stock issued for the
  conversion of a note payable         $     -      $      -     $     25,000
 Common stock issued for services
  rendered                             $    7,500   $      -     $    195,063


The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         September 30, 1999 and 1998

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the full year.

                         INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS
EZConnect USA, Inc.

I have audited the accompanying balance sheet of EZConnect USA, Inc. (a development stage company) as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows from inception (September 23, 1999) to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZConnect USA, Inc. (a development stage company) as of September 30, 1999, and the results of its operations and its cash flows from Inception (September 23, 1999) to September 30, 1999 in conformity with generally accepted accounting principles.

As discussed on Note 1, the Company has been in the development stage since its inception on September 23, 1999. The Company has limited operating capital with current liabilities exceeding current assets by $32,688 and no operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/S/ DAVID T. THOMSON, CPA

Salt Lake City, Utah
October 25, 1999

                              EZCONNECT USA, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS
                                                  SEPTEMBER 30,
                                                     1999
                                                 --------------

Current Assets:
   Cash                                          $      6,169
                                                 ------------
     Total Current Assets                               6,169
                                                 ------------
PROPERTY AND EQUIPMENT
   Computer equipment, net of depreciation
   of $-0-                                              3,684
   Assets held under capital lease, net of
   amortization of $-0-                                12,614
                                                 ------------
     Total property and equipment                      16,298
                                                 ------------
OTHER ASSETS
   Security deposit and last month payment
   on lease obligation                                  1,967
   Organization costs, less amortization of $-0-          350
   Intangible assets, less amortization of $-0-            10
                                                 ------------
     Total other assets                                 2,327
                                                 ------------
TOTAL ASSETS                                     $     24,794
                                                 ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $      3,350
   Current portion of capital lease obligation          5,507
   Note payable - related party                        30,000
                                                 ------------
     Total Current Liabilities                         38,857
                                                 ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.001 par value, 1,000
    shares authorized, 1,000 shares issued
    and outstanding                                         1
   Additional paid-in capital                           1,759
   Earnings (deficit) accumulated during the
    development stage                                 (22,266)
                                                 ------------
     Total Stockholders' Equity (Deficit)              20,506
                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     24,794
                                                 ============


The accompanying notes are an integral part of these financial statements.

                              EZCONNECT USA, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                         From
                                                       Inception
                                                  (September 23, 1999)
                                                    to September 30,
                                                         1999
                                                     ------------

REVENUE                                              $       -
                                                     ------------
EXPENSES
 Bank charges                                                  15
 Property taxes                                                41
 Finance charges                                              150
 Legal fees                                                 3,000
 Consulting fees                                            6,500
 Web page construction                                     12,560
                                                     ------------
    Total Expenses                                         22,266
                                                     ------------
NET INCOME (LOSS)                                    $    (22,266)
                                                     ============

EARNINGS (LOSS) PER SHARE                            $     (22.27)
                                                     ============

The accompanying notes are an integral part of these financial statements.

                            EZ CONNECT USA, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity

                                                                                        From
                                                                                     Inception
                                                                                    (September 23,
                                                                      Additional      1999, to
                                              Common Stock              Paid-in     September 30,
                                          Shares           Amount       Capital         1999
                                        ------------   ------------  ------------   ------------

BALANCE, September 23, 1999 (Inception)         -       $      -      $      -       $      -

Shares issued for computer equipment,
 services, and intangible assets, at
 $1.76 per share on September 23, 1999        1,000               1         1,759           -

Net income (loss) from September 23,
 1999 (Inception) to September 30, 1999        -               -             -           (22,266)
                                        ------------    -----------   -----------    -----------
BALANCE, September 30, 1999                   1,000     $         1   $     1,759    $   (22,266)
                                        ============    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                       From
                                                   Inception of
                                               (September 30, 1999)
                                                  to September 30,
                                                       1999
                                                 ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash paid services, fees and expenses         $        (18,266)
                                                 ----------------
   Total cash used in operating activities                (18,266)
                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                             -
                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used to acquire computer equipment                 (5,565)
   Cash from note payable                                  30,000
                                                 ----------------
   Total cash provided by financing activities             24,435
                                                 ----------------

NET INCREASE (DECREASE) IN CASH                             6,169

CASH - BEGINNING OF PERIOD                                   -

CASH - END OF PERIOD                             $          6,169
                                                 ================

RECONCILIATION OF NET INCOME (LOSS) TO NET
 CASH PROVIDED (USED) BY OPERATING ACTIVIITES

NET INCOME (LOSS)                                $        (22,266)
                                                 ----------------
Adjustment to reconcile net income (loss) to
 net cash provided (used) by operating activities
   Common stock issued for services                         1,000
   Changes in assets and liabilities
     Increase in accounts payable                           3,000
                                                 ----------------
     Total Adjustments                                      4,000
                                                 ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES $        (18,266)
                                                 ================

SUPPLEMENTAL INFORMATION
   Common stock issued for intangible assets
    and computer equipment                       $            760
                                                 ================


The accompanying notes are an integral part of these financial statements.

                             EZ CONNECT USA, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - EZConnect USA, Inc. (The Company) was organized under the laws of the State of Utah on September 23, 1999 and has elected a fiscal year end of June 30th. The Company was formed to engage in the remote establishment and disconnection of utility services. The Company has developed software which allows its corporate clients to change the utility services of end users without the hassle of telephoning the various utilities. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Organization Costs - The Company will amortize its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

Intangible Costs - The Company will amortize its costs associated with the acquisition of its intangible assets (see note 4) over legal terms of protection or actual estimated life whichever is less.

Income Taxes - Due to no operations and a net loss at September 30, 19999, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has had no noncash financing activities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment - Property and equipment are stated at cost and will be depreciated using the straight-line method over their estimated useful lives. The depreciation and amortization periods are as follows:

     Computer equipment and software         3-5 years

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts. The resulting gain or loss is reflected in income. Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

                             EZ CONNECT USA, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements

NOTE 2 - COMMON STOCK TRANSACTIONS

The Company on September 23, 1999 (Inception) issued 1,000 of its $.001 par value common stock for services rendered, a patent pending, trademark, copyright, and computer equipment. At the time of the issuance of the common stock the fair value of the assets and services rendered was deemed by management to be $1,760.

NOTE 3 - RELATED PARTY TRANSACTIONS

Through September 30, 1999 an officer provided free office space to the Company. The free rent was determined to have only nominal value. The Company subsequent to September 30, 1999 obtained office space in Salt Lake City, Utah and is presently negotiating a lease for that office space.

As of September 30, 1999 no compensation has been paid or accrued to any officers or directors of the Company.

NOTE 4 - INTANGIBLE ASSETS

At inception an officer and stockholder assigned and transferred a patent pending, trademark and copyright to the Company. These intangible assets were associated with the Company's business purpose as discussed in the organization footnote. At the time of the acquisition the intangible assets were valued at $10.

NOTE 5 - CAPITAL LEASES

The Company is the lessee of computer hardware under a capital lease expiring in 2001. The assets and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases will be included in future depreciation expense.

Following is a summary of property held under capital leases:

Computer equipment                                $   12,a694

Minimum future lease payments under the terms of the capital lease are:

Period ending September 30,                        Amount
---------------------------                       --------
      2000                                        $  7,966
      2001                                           7,302
                                                  --------
Total Minimum Lease Payments                        15,268
Less: Executory Costs                                 -
                                                  --------
Net Minimum Lease Payments                          15,268
Less: Amount Representing Interest                  (3,318)
                                                  --------
Present value of net minimum lease payments         11,950
Less: Current Portion                               (5,507)
                                                  --------
Long-term Portion                                 $  6,443
                                                  ========

                             EZ CONNECT USA, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements

NOTE 6 - NOTE PAYABLE

On September 27, 1999, the Company signed an interim loan agreement with Diversified Industries, Inc. (Diversified) (See Note 7). Under the agreement Diversified will loan up to $200,000 to the Company in anticipation of the completion of a business combination with Diversified. If the business combination was not consummated prior to October 31, 1999, the Company would pay interest at 1% per month until the total amount loaned was to be paid back three
(3) months from October 31, 1999. The Loan was secured by all assets of the Company. At September 30, 1999, the Company had received $30,000 under the agreement and an additional $30,000 prior to October 15, 1999. Since the business combination was completed (see below) all loans prior to October 15, 1999 have become intercompany loans between parent and subsidiary.

NOTE 7 - SUBSEQUENT EVENT

On October 15, 1999, the Company's stockholders approved a business combination with EZ Merger Co. which was a corporation used to change Diversified's domicile to Nevada. Concurrent with the above transaction, Diversified changed its name to EZConnect, Inc. The Company exchanged all of its issued and outstanding shares of common stock for 6,075,000 shares of Diversified and the Company became a wholly-owned subsidiary of Diversified.

(C) The pro forma financial information required under Article 11 of Regulation S-X giving effect to the transaction described in "Item 5. OTHER INFORMATION."

The following unaudited proforma combined balance sheet and statement of income aggregates the unaudited balance sheet and statement of operations of EZConnect, Inc., formerly Diversified Industries, Inc. (Parent) (A Nevada corporation) as of September 30, 1999, and the audited balance sheet and statement of income of EZConnect USA, Inc. (Subsidiary) (a Utah corporation) as of September 30, 1999 giving effect to a transaction which was completed on October 15, 1999, wherein Parent acquired Subsidiary as a wholly-owned subsidiary (the "Acquisition"). This business combination is a reverse acquisition and is treated as a recapitalization of Subsidiary. Parent issued common stock in exchange for all of the issued and outstanding shares of Subsidiary. The following proforma balance sheet and statement of income uses the assumptions as described in the notes and the historical financial information available at September 30, 1999. The financial statements of Parent at September 30, 1999 are unaudited. The financial statements of Subsidiary at September 30, 1999 are audited.

The unaudited proforma combined balance sheet and statement of income should be read in conjunction with the separate financial statements and related notes thereto of Parent and Subsidiary. The unaudited proforma condensed combined balance sheet and statement of income is not necessarily indicative of the condensed combined balance sheet and statement of income which might have existed for the period indicated or the results of operations as they may appear now or in the future.

PRO FORMA FINANCIAL INFORMATION

                                 EZ CONNECT, INC.
                     (Formerly Diversified Industries, Inc.)
                         PROFORMA COMBINED BALANCE SHEET
                                 (Unaudited)
              Giving effect to an Acquisition on October 15, 1999

                                                       EZConnect      Proforma
                                         EZConnect,       USA         Increase        Proforma
                                            Inc.          Inc.       (Decrease)       Combined
                                        ------------  ------------  ------------    ------------
                                         (9-30-99)     (9-30-99)
ASSETS
Current assets
  Cash and cash equivalents             $        615  $      6,169  $   168,500 (1)  $   175,284
  Loans receivable                            30,000          -         (30,000)(6)         -
                                        ------------  ------------  -----------     ------------
Total Current Assets                          30,615         6,169      138,500          175,284
                                        ------------  ------------  -----------     ------------
Property and Equipment, net
  Computer equipment, net                       -            3,684         -               3,684
  Assets held under capital leases              -           12,614         -              12,614
                                        ------------  ------------  -----------     ------------
Total Property and Equipment                    -           16,298         -              16,298
                                        ------------  ------------  -----------     ------------
Other assets
  Security deposit and last month
   lease payment                                -            1,967         -               1,967
  Organization costs, net                       -              350                           350
  Intangible assets, net                        -               10         -                  10
                                        ------------  ------------  -----------     ------------
Total Other Assets                              -            2,327         -               2,327
                                        ------------  ------------  -----------     ------------
Total Assets                            $     30,615  $     24,794  $      -        $    193,909
                                        ============  ============  ===========     ============
LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                      $         80  $      3,350  $      -        $      3,430
  Loans from shareholder                       3,417          -            -               3,417
  Current portion of capital lease
   obligation                                   -            5,507         -               5,507
  Note payable                                  -           30,000      (30,000)(6)         -
                                        ------------  ------------  -----------     ------------
Total current liabilities                      3,497        38,857      (30,000)          12,354
                                        ------------  ------------  -----------     ------------
Noncurrent liabilities
  Long-term portion of capital lease
   obligation                                   -            6,443         -               6,443
                                        ------------  ------------  -----------     ------------
Stockholders' equity
  Preferred stock; $.001 par value
   5,000,000 shares authorized, no
   shares issued and outstanding                -             -            -                -
  Common stock; $.001 par value
   40,000,000 shares authorized,
   8,660,464 shares issued and outstanding    64,637             1      (58,173)(2)        8,660
                                                                         (3,879)(3)
                                                                             (1)(4)
                                                                          6,075 (4)
  Additional paid-in capital               1,238,294         1,759       58,173 (2)    1,273,765
                                                                          3,879 (3)
                                                                              1 (4)
                                                                         (6,075)(4)
                                                                        (22,266)(5)
  Stock subscription receivable             (168,500)         -         168,500 (1)
  Deficit accumulated prior to November 1,
   1986                                     (654,259)         -            -            (654,259)
  Deficit accumulated during development
   stage                                    (453,054)      (22,266)      22,266 (5)     (453,054)
                                        ------------  ------------  -----------     ------------
Total stockholders' equity (deficit)          27,118       (20,506)     168,500          175,112)
                                        ------------  ------------  -----------     ------------
Total liabilities and
 stockholders' equity (deficit)         $     30,615  $     24,794  $   138,500     $    193,909
                                        ============  ============  ===========     ============

      The accompanying notes are an integral part of this balance sheet.

                                 EZ CONNECT, INC.
                     (Formerly Diversified Industries, Inc.)
                      PROFORMA COMBINED STATEMENT OF INCOME
                                 (Unaudited)
              Giving effect to an Acquisition on October 15, 1999

                                                       EZConnect      Proforma
                                         EZConnect,       USA         Increase        Proforma
                                            Inc.          Inc.       (Decrease)       Combined
                                        ------------  ------------  ------------    ------------
                                        (Three months  (9-23-99
                                           ended          to
                                          9-30-99)     (9-30-99)

Revenues                                 $      -      $      -      $      -        $      -
                                         -----------   -----------   -----------     -----------
Operating Expenses
  General and administrative                  11,382        22,266          -             33,648
                                         -----------   -----------   -----------     -----------
Total operating expenses                      11,382        22,266          -             33,648
                                         -----------   -----------   -----------     -----------
Net Income (Loss)                        $   (11,382)  $   (22,266)  $      -        $   (33,648)
                                         ===========   ===========   ===========     ===========




The accompanying notes are an integral part of this statement of income.

                              EZCONNECT, INC.
                    (Formerly Diversified Industries, Inc.)
                            EZCONNECT USA, INC.

PROFORMA COMBINED NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

EZCONNECT, INC. (the Company) - (Formerly Diversified Industries, Inc.) from November 1, 1996 through October 15, 1999, has been considered a "shell" company and its business purpose has been to locate and consummate a merger or acquisition with a private entity. On October 15, 1999, the Company completed the acquisition of EZConnect USA, Inc., a Utah corporation. Prior to the Company's acquisition, the Company was settling with creditors in order to reduce the Company's liabilities so that the Company could recommence business operations.

EZCONNECT USA, INC. (USA) - USA was incorporated in Utah on September 23, 1999. USA was formed to engage in the remote establishment and disconnection of utility services. The Company has developed software which allows its corporate clients to change the utility services of end users.

PROFORMA ADJUSTMENTS - (1) The Company received the rest of the cash under its stock subscription receivable. (2) At the time the Company changed its domicile to Nevada, it also changed its par value from $0.01 to $.001 per share. The change in par value caused an increase in paid-in capital with a corresponding decrease in common stock of $58,173. (3) The Company reversed split its common stock on a 1 for 2.5 share basis. Common stock was reduced to 2,585,464 shares of common stock. (4) The Company acquired all of the issued and outstanding shares of USA in exchange for 6,075,000 restricted shares of previously authorized but unissued shares of its common stock. The business combination is a reverse acquisition and has been treated as a recapitalization of USA. (5) This is part of the recapitalization transaction and entry. It eliminates the retained deficit of the Company accounting for the transaction as if the shares were exchanged by USA for the net assets of the Company. (6) This eliminates the intercompany loan receivable and note payable.

STOCK OPTIONS - The Company has granted options to purchase 670,000 shares of common stock of the Company at an exercise price of $1.50 per share, which was $0.25 per share higher than the current bid price on the common stock at the time of the grant. Of the 670,000 shares, 570,000 shares were granted to officers and directors of the Company.

PRIVATE PLACEMENT - Following October 18, 1999, but no longer than 120 days from such date, the Company intends to raise an additional $400,000 and up to $1,000,000 in working capital through a private placement of the Company's common stock. The price of the shares to be issued and the number of shares to be offered has not yet been determined. If the Company is unable to raise additional funds through the private placement, an officer and stockholder of the Company has agreed to purchase the $400,000 minimum.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Overview
--------

     From November 1, 1996, through October 15, 1999, the Company has been considered a "shell" company and its business purpose has been to locate and consummated a merger or acquisition with a private entity. On October 15, 1999, the Company completed the acquisition of EZ Connect USA, Inc., a Utah corporation ("EZ"). (See "ITEM 5. OTHER INFORMATION.")

     Prior to the Company's acquisition of EZ, the Company was settling with creditors in order to reduce the Company's liabilities so that the Company could recommence business operations. Additionally, management of the Company was actively looking for a merger candidate. The Company has had unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The costs and expenses associated with the maintaining the Company's operations have been provided by existing shareholders who have in the past made loans to the Company or been issued shares of the Company's restricted common stock as compensation for services. It is anticipated that the working capital necessary to maintain the Company's corporate viability will most likely be provided by the Company's existing shareholders and/or its officers and directors in the immediate future.

Current Business Activities
----------------------------

     On September 27, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of EZ through a share exchange. The Acquisition Agreement was approved by the board of directors and shareholders of EZ and the board of directors of the Company, and was approved by the Company's shareholders at a special meeting on October 15, 1999. In connection with the acquisition the Company's shareholders approved proposals changing the Company's corporate domicile to Nevada; changing the Company's name to "EZConnect, Inc."; effecting a 1-for-2.5 reverse split of the Company's issued and outstanding shares; and electing new directors. (See "ITEM 5. OTHER INFORMATION.")

     EZ was formed in 1999, to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business. EZ is the result of two years of effort by its founders who develop the concept and the software which allows EZ to change utilities and other services without the hassle of telephoning the individual providers. EZ has filed for patent protection on its concept and software and intends to make its services available via the internet.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Despite the acquisition of EZ, the Company's business activities are subject to several significant risks which arise primarily as a result of the fact that the Company is still in the development stage.

Liquidity and Capital Resources
-------------------------------

     During the reporting period the Company had only limited expenses, it incurred additional legal and accounting costs to prepare and file a general form of registration on Form 10SB with the Securities and Exchange Commission. Management anticipates that as a result of the acquisition of EZ the Company will incur more cost including legal and accounting fees associated with completing the acquisition of EZ and meeting its ongoing reporting requirements under the Securities Exchange Act of 1934, as amended.

     At September 30, 1999, the Company had current assets of $30,615 and current liabilities of $3,497, for working capital of $27,118. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. Officers of the Company have advanced $3,497 to the Company from time to time for certain expenses during the period. On September 27, 1999, the Company entered into subscription agreements to sell 2,850,000 shares of its restricted common stock at $0.07 per share. At September 30, 1999, the Company had received $31,000 cash under the subscriptions and had a subscription receivable for $169,000. The balance of the subscription receivable was paid to the Company on October 14, 1999.

    Prior to the completion of the acquisition of EZ, the former president of the Company was providing the Company with a location for its offices on a "rent free basis" and no salaries or other form of compensation were paid by the Company for the time and effort required by management to run the Company. Following the acquisition of EZ the Company's executive offices have been moved to the executive offices of EZ.

Results of Operations
---------------------

     Since discontinuing operations in November 1996, the Company has not generated revenue. For the three month period ended September 30, 1999, the Company has incurred $11,382 in general and administrative expenses. Since inception of the development stage the Company has an accumulated deficit of $(453,054). For the three month period ended September 30, 1998, the Company incurred $5,045 in general and administrative expenses.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed business operations.

Principal Customers
-------------------

     During the quarter ended September 30, 1999, the Company had no revenues.

Seasonality
-----------

     Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

Year 2000 Computer Problem
--------------------------

     The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Registrant has no operations or current equipment which might be affected by the Year 2000 computer glitch. The Registrant has made every effort to determine the Y2K preparedness of EZ, and the paragraphs below address the preparedness of EZ, based on EZ's representations.

EZ's State of Readiness
-----------------------

     Management of EZ has confirmed that EZ has completed its assessment of potential Y2K problems and is confident that its existing hardware and software is fully Y2K compliant.

Costs to Address Y2K
--------------------

     The costs of preparing for Y2K have been included as an integral part of the development of EZ's proprietary technology, and EZ has no discreet costs directly attributable to Y2K.

Risks of Y2K
------------

     Management of EZ does not anticipate that Y2K poses any significant risks to the internal operations of its proprietary technology. However, external systemic failures of electrical or internet systems could have a significant impact on the success of EZ's operations.

Contingency Plans
-----------------

     Because management believes the risks of significant Y2K problems comes from external sources over which the Company has no control, the Company has not and does not intend to prepare any contingency plan. If the kind of systemic failure noted above occurs, it could have a material impact on the operations and expected revenues of the Company.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

     In connection with the acquisition of EZ (discussed in "Item 5. OTHER INFORMATION") below, the Company effected a 1 for 2.5 reverse stock split (the "Reverse Split") of the Company's Common Stock, so that shareholders of the Company prior to such Reverse Split received 1 share of the Company's Common Stock for each 2.5 shares of Common Stock held on the Record Date (October 4,
1999). The Reverse Split reduced the Company's issued and outstanding stock from 6,463,659 to 2,585,464 shares. After giving effect to the Reverse Split and the issuance of 6,075,000 post-Reverse Split shares of Common Stock to the EZ Shareholders, the Company has 8,660,464 shares issued and outstanding. The issuance of the 6,075,000 shares of the Company's Common Stock resulted in a change of control of the Company.

     The rights of the Company's existing shareholders were not altered and no shareholders were eliminated as a result of the Acquisition Agreement and the Reverse Split.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the reporting period (see "Item 5. OTHER INFORMATION" below).

                         ITEM 5.  OTHER INFORMATION

     On September 27, 1999, the Company and EZConnect USA, Inc. entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement"), which was approved by a majority of the Company's shareholders at a special meeting held October 15, 1999.

     The Acquisition Agreement provided that the Company acquire all the issued and outstanding shares of EZ Common Stock held by the EZ Shareholders in exchange for 6,075,000 shares of the Company's Common Stock pro rata based on the EZ Shareholders' percentage ownership of the EZ Common Stock. As a condition of the Acquisition Agreement, the Company merged with and into EZ Merger Co., a Nevada corporation ("Merger Co."), established by the Company, solely for the purpose of changing the Company's corporate domicile to the state of Nevada.

     As a condition to the Acquisition Agreement, the Company effected a 1 for
2.5 Reverse Split of the Company's Common Stock, so that shareholders of the Company prior to such Reverse Split received 1 share of the Company's Common Stock for each 2.5 shares of Common Stock held on the Record Date (October 4,
1999). The Reverse Split reduced the Company's issued and outstanding stock from 6,463,659 to 2,585,464 shares. After giving effect to the Reverse Split and the issuance of 6,075,000 shares of Common Stock to the EZ Shareholders, the Company has 8,660,464 shares issued and outstanding. The issuance of the 6,075,000 shares of the Company's Common Stock resulted in a change of control of the Company.

     The rights of the Company's existing shareholders were not altered and no shareholders were eliminated as a result of the Acquisition Agreement and the Reverse Split.

     As a condition precedent to the consummation of the Acquisition Agreement, the shareholders of the Company adopted and approve all required or necessary resolutions to adopt an amendment to the Company's certificate of incorporation that provides for changing the name of the Company to "EZConnect, Inc," and elected Adam Leffler, Vaughn Nelson, and Frank Gillen to the Company's Board of Directors. The board of directors will be expanded to five members once the Company's new board of directors locates suitable candidates. The "Effective Date" of the acquisition was October 18, 1999.

     The Company has raised $200,000 in working capital through a private placement of the Company's common stock. Following the Effective Date, but in no event longer than 120 days thereafter, the Company intends to raise an additional minimum of $400,000 and up to $1,000,000 in working capital through an additional private placement of the Company's common stock. The offering price for the sale of the Company's common stock in the private placement will be based on a percentage of market price of the Company's common stock at the time of offering. If the Company is unable to raise additional funds through the private placement, Mr. Gillen has agreed to purchase the $400,000 minimum.

Election of Board of Directors
------------------------------

     Set forth below is certain information regarding the individuals elected to serve as directors and the Company and appointed by the board of directors to serve as officers of the Company:

                                    Position with
Name                    Age         the Company
----------------------------------------------------------------------------
Adam Leffler            28          President and Director
Vaughn Nelson           49          Vice-President and Director
Frank Gillen            30          Secretary/Treasurer, C.F.O. and Director

     Certain biographical information with respect to each of such persons is set forth herein below. Each director, if elected by the shareholders, will serve until the next annual meeting and until his successor is duly elected and qualified.

Adam Leffler, age28, is employed by Franklin Covey, Salt Lake City, Utah, as a real estate coach helping clients understand basic real estate principals. In Mr. Leffler has been a licensed real estate agent with Coldwell Banker Premier, West Jordan, Utah from 1996. From 1995 through 1996, Mr. Leffler was a manager for Arby's Restaurants, Salt Lake City, UT. Mr. Leffler received his M.A. in Communications for the University of Illinois, Springfield, Illinois in 1994 and his B.A. in Communications from Illinois College, Jacksonville, Illinois, in 1993.

Vaughn Nelson, age 49, has been in sales most of his business career. Mr. Nelson will be responsible for all marketing and operations of EZ. Mr. Nelson is a vice president at Backman-Stewart Title Agency, Salt Lake City, Utah since October 1998. Prior to joining Backman-Stewart Title Agency, Mr. Nelson was with Equity Title and Associated Title for the previous six years.

Frank Gillen, age 30, is currently the president of Maven Properties, Ltd. ("Maven"), Salt Lake City, Utah, a business consulting firm. From 1991 to June 1999, Mr. Gillen was employed as a registered representative by Alpine Securities Corporation ("Alpine"), Salt Lake City, Utah, a registered broker-dealer. While at Alpine, Mr. Gillen headed several private placements and public underwritings for companies. Mr. Gillen also acted as one of Alpine's designated traders and covered market making activities for several public companies. Mr. Gillen also serves as a director of Faraday Financial, Inc., Salt Lake City, Utah, a "shell" company with no operations.

Business of EZ
--------------

     All information with respect to EZ's business activities has been provided by the management of EZ and is presented herein without independent verification. EZ has represented that the information is accurate and complete in all material respects.

     EZ was formed in September 1999, to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business. EZ is the result of two years of effort by its founders who developed the concept and the software which allows EZ and its corporate clients to change the utility services of end users without the hassle of telephoning the various utilities. EZ has filed for patent protection on its concept and software. There is no assurance at this point that EZ will receive patent protection for its concept or its software. Even with patent protection, there can be no assurances that competitors will not circumvent the patent and compete directly with EZ.

     EZ has no material assets others than its software and intellectual property rights. EZ borrowed $30,000 of interim working capital from the Company for the purpose of developing is business and intends to utilize the balance of the $200,000 of funding provided by the Company to further the development of its internet web site and the marketing of its services. To date EZ has had no sales and is only now soliciting business for its software.

     Presently, when a user of utility services; whether that is gas, electric, telephone or other services; moves, they must telephone or visit each separate utility to have the services disconnected at their present address and connected at their new address. This process is time consuming and costly, in time, for the individual, and costly, monetarily, for the utility which must employee telephone operators to assist the individual. EZ has developed software and is completing development of an Internet site that will allow individuals to change the services, for a small fee, without the hassle of contacting each utility separately. EZ believes that its product can be expanded into many different avenues and that its web site will eventually be a prime advertising arena for the utilities and others trying to direct business to their services.

     Initially, EZ services will be available only through title companies who will charge a fee to change utility services for customers. Once the utilities become more accepting of the electronic format used by EZ, the service will be expanded to allow individuals to access EZ's internet site and change the services themselves.

     Presently, EZ is installing its system in title companies who charge a fee, at home closings, to its customers to change the utility services. EZ provides its software free to the title companies to encourage them to use the software. The title companies then profit by charging their customers a fee at each closing. Part of this fee is paid to EZ for the use of its software.

     EZ is completing a web based application of its software which will be available in approximately 60 days. EZ believes once the web based application is available EZ will be able to aggressively market its products to every title company in the United States. EZ's software is designed to be very user friendly with easy to follow templates directing the user on the information required to be complete to change the appropriate utilities of the customer. Each template is designed to be a similar and uniform as possible to the format used by utilities across the country.

     EZ is starting its marketing efforts with title companies as they are perceived to be a very secure source of information by the utilities. As the utilities become more accepting of the security aspects of EZ's software, EZ will expand into offering its services to renters across the country and in Canada who will be able to access EZ's web site.

     Once established, EZ will eventually start offering advertising space on its web site to utilities such as long distance carriers and other consumer oriented business like credit card companies who would want to direct individuals to their services. Initial discussions with these entities has received very favorable response on wanting to advertise on EZ's web site. Shareholders and potential investors should be aware that EZ is a start up business and its core business concept has not been proven to be in demand nor profitable.

     EZ's management feels there is currently little competition for its services. EZ's management knows of only one other internet site offering services similar in nature to those offered by EZ. EZ's management feels that it currently is positioned to take advantage of the lack of competition to establish substantial market share for its services.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

Exhibit No.   SEC Ref. No.   Title of Document
-----------   ------------   -----------------
2              2.01          Articles of Merger and related Plan of Merger
                             between the Company and EZ Merger Co.

2              2.02          Agreement and Plan of Reorganization

3(i)           3.01          Articles of Incorporation of EZ Merger Co.

3(ii)          3.02          Bylaws of EZ Merger Co.

4              4.01          Specimen Stock Certificate of EZConnect, Inc.

27             27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EZCONNECT, INC.
                                         [Registrant]
Dated: October 26, 1999                  /S/Frank Gillen, Secretary/Treasurer
                                         and Principal Accounting Officer