Form 10QSB
period 1999-12-31
EZCONNECT INC /UT/
filed 2000-02-08
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-27249


                               EZCONNECT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0284731
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

716 EAST 4500 SOUTH, SUITE N-142, MURRAY, UT                    84107
---------------------------------------------------       -------------------
(Address of principal executive offices)                      (Zip Code)

                                (801) 270-9711
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 8,660,424 shares of common stock, par value $0.001, as of December 31, 1999.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


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

     The unaudited balance sheet of the Company as of December 31, 1999; the related audited balance sheet of the Company as of June 30, 1999; and the related unaudited statements of operations and cash flows for the three and six month periods ended December 31, 1999 and 1998 and from November 1, 1996 (inception of the development stage) through December 31, 1999; are attached hereto and incorporated herein by this reference.

     Operating results for the three and six month periods ended December 31, 1999 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2000.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                         Consolidated Balance Sheets

                                    ASSETS
                                    ------
                                                 December 31,     June 30,
                                                     1999           1999
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $      8,992   $       -
                                                 ------------   ------------
     Total Current Assets                               8,992           -
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Computer and office equipment                         26,286           -
 Less: accumulated depreciation                        (1,345)          -
                                                 ------------   ------------
     Total Property and Equipment                      24,941           -
                                                 ------------   ------------
OTHER ASSETS:
 Intangible assets, less amortization of $150           8,860           -
                                                 ------------   ------------
TOTAL ASSETS                                     $     42,793           -
                                                 ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          80           -
 Accrued liabilities                                    3,020           -
 Customer deposits                                      1,050           -
 Accrued payroll taxes                                  3,774           -
                                                 ------------   ------------
     Total Current Liabilities                          7,924           -
                                                 ------------   ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.001,
   5,000,000 shares authorized, no shares
   issued and outstanding                                -              -
 Common stock, par value $0.001, 40,000,000
   shares authorized, 8,660,424 and 3,463,659
   shares issued and outstanding, respectively          8,660         34,637
 Capital in excess of par value                     1,272,505      1,061,294
 Earnings (deficit) prior to November 1, 1996        (654,259)      (654,259)
 Earnings (deficit) accumulated during the
  development stage                                  (592,037)      (441,672)
                                                 ------------   ------------
     Total Stockholders' Equity                        34,869           -
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     42,793   $       -
                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                    Consolidated Statements of Operations

                                        For the        For the        For the         For the       Cumulative
                                     Three Months    Three Months    Six Months     Six Months        During
                                         Ended          Ended           Ended          Ended            the
                                      December 31,    December 31,    December 31,  December 31,    Development
                                          1999           1998           1999            1998           Stage
                                      ------------   ------------    ------------   ------------   ------------
REVENUES                              $       -      $       -      $        -      $       -      $       -
                                      ------------   ------------    ------------   ------------   ------------
EXPENSES
 Selling and marketing                       1,385           -              1,385           -             1,385
 General and administrative                111,467         27,290         122,849         29,460        525,701
 Research and development                   22,713           -             22,713           -            22,713
 Depreciation and amortization               1,495           -              1,495           -             3,525
                                      ------------   ------------     ------------  ------------   ------------
    Total Expenses                         137,060         27,290         148,442         29,460        553,324
                                      ------------   ------------     ------------  ------------   ------------
LOSS BEFORE OTHER INCOME (EXPENSE)        (137,060)       (27,290)       (148,442)       (29,460)      (553,324)
                                      ------------   ------------     ------------  ------------   ------------
OTHER INCOME (EXPENSES)
 Interest expense                           (2,340)          -             (2,340)          -           (15,599)
 Loss on sale of assets                       -              -               -              -           (27,781)
 Interest income                               417           -                417           -               417
 Other income                                 -              -               -              -             4,250
                                      ------------   ------------     ------------  ------------   ------------
   Total Other Income (Expense)             (1,923)          -             (1,923)          -           (38,713)
                                      ------------   ------------     ------------  ------------   ------------
NET INCOME (LOSS)                     $   (138,983)  $    (27,290)    $  (150,365)  $    (29,460)  $   (592,037)
                                      ============   ============    ===========    ============   ============
EARNINGS (LOSS) PER SHARE             $      (0.02)  $      (0.01)   $     (0.02)   $      (0.01)
                                      ============   ============    ===========    ============

WEIGHTED AVERAGE NUMBER OF SHARES        8,294,330      3,463,659       5,879,994      3,463,659
                                      ============   ============    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                    Consolidated Statements of Cash Flows

                                         For the      For the         For the        For the        Cumulative
                                       Three Months  Three Months   Six Months      Six Months        During
                                         Ended         Ended           Ended           Ended           the
                                      December 31,   December 31,   December 31,    December 31,   Development
                                          1999           1998           1999           1998           Stage
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                     $   (138,983)  $    (27,290)  $   (150,365)   $    (29,460)  $   (592,037)
 Adjustments to Reconcile Net Income
  (Loss) to net cash used by operations
    Depreciation and amortization            1,495           -             1,495            -             3,525
    Loss from sale of assets                  -              -              -               -            27,781
    Stock issued for services                 -            26,585          7,500          26,585        195,063
  Changes in Assets and Liabilities:
     (Increase) decrease in prepaid
      expenses                                -              -              -               -             2,533
     (Increase) decrease in other assets      -              -              -               -             5,867
     Increase (decrease) in accounts
      payable                               (3,000)          -            (2,920)           -            (2,920)
     Increase (decrease) in accrued
      liabilities                            3,020           -             3,020            -            13,279
     Increase (decrease) in customers
      deposits                               1,050           -             1,050            -             1,050
     Increase (decrease) in accrued
      payroll taxes                          3,774           -             3,774            -             3,774
                                      ------------   ------------   ------------    ------------   ------------
  Net Cash Provided (Used) in
   Operating Activities                   (132,644)          (705)      (136,446)         (2,875)      (342,085)
                                      ------------   ------------   ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment on note payable                      -              -           (30,000)           -           (30,000)
 Acquisition of EZConnect USA, Inc.          6,169           -             6,169            -             6,169
 Sale of property                             -              -              -               -            25,000
 Patent costs                               (9,010)          -            (9,010)           -            (9,010)
 Acquisition of computer and office
  equipment                                 (8,771)          -            (8,771)           -            (8,771)
 Purchase of property                         -              -              -               -           (54,811)
                                      ------------   ------------   -------------    -----------   ------------
  Net Cash Provided (Used) in
   Investing Activities               $    (11,612)  $       -      $    (41,612)    $      -       $   (71,423)
                                      ------------   ------------   ------------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock   $    169,000   $       -      $    200,000    $       -       $   252,000
 Stock offering costs                         -              -              -               -           (12,500)
 Proceeds from convertible debentures         -              -              -               -           169,350
 Lease payments                            (12,950)          -           (12,950)           -           (12,950)
 Proceeds from payments on shareholder
  loans                                     (3,417)          -              -               -              -
 Proceeds from notes payable                  -              -              -               -            25,000
                                      ------------   ------------    ------------   ------------   ------------
     Net Cash Provided (Used) by
      Financing Activities                 152,633           -           187,050            -           420,900
                                      ------------   ------------    ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH              8,377           (705)         8,992          (2,875)         7,392

CASH - BEGINNING OF PERIOD                     615            705           -              2,875          1,600
                                      ------------   ------------    ------------   ------------   ------------
CASH - END OF PERIOD                  $      8,992   $       -       $     8,992    $       -      $      8,992
                                      ============   ============    ============   ============   ============




                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
              Consolidated Statements of Cash Flows (Continued)

                                         For the      For the         For the        For the        Cumulative
                                       Three Months  Three Months   Six Months      Six Months        During
                                         Ended         Ended           Ended           Ended           the
                                      December 31,   December 31,   December 31,    December 31,   Development
                                          1999           1998           1999           1998           Stage
                                      ------------   ------------    ------------   ------------   ------------
NON-CASH FINANCING ACTIVITIES
 Common stock issued for accrued
  interest                            $       -      $       -       $       -      $       -      $     10,259
 Common stock issued for the
  conversion of debentures            $       -      $       -       $       -      $       -      $    169,350
 Common stock issued for the
  conversion of a note payable        $       -      $       -       $       -      $       -      $     25,000
 Common stock issued for services
  rendered                            $       -      $     26,585    $      7,500   $     26,585   $    195,063

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES

  CASH PAID FOR:
     Interest                         $      2,340   $       -       $       -      $      1,000   $      4,840
     Taxes                            $       -      $       -       $        385   $       -      $        385



The accompanying notes are an integral part of these consolidated financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operation and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  CHANGE OF CORPORATE DOMICILE  AND OTHER CORPORATE MATTERS

On October 15, 1999, the shareholders of EZConnect, Inc. effected a 1 for 2.5 reverse spit in the issued and outstanding shares of EZConnect, Inc.'s common stock. This transaction has been retroactively reflected in these financial statements. EZConnect, Inc., with the approval of its shareholders, also changed its Corporate domicile from Utah to Nevada and in connection with this action changed the name of the Company from Diversified Industries, Inc. to EZConnect, Inc. and modified certain other provisions of the Company's governing instruments by merging it into a new Nevada corporation created for the purpose of changing its Corporate domicile. At the time of the change of Corporate domicile, the Company changed its authorized shares of common stock to 40,000,000 shares, and its par value to $.001, and authorized 5,000,000 shares of preferred stock at a $.001 par value.

NOTE 3  -  BUSINESS COMBINATION

On September 27, 1999, the Company and EZConnect USA, Inc. entered into an Agreement and Plan of Reorganization which was approved by a majority of the Company's shareholders at a special meeting held October 15, 1999. EZConnect USA, Inc. is a Utah Corporation which was newly formed in 1999, to engage in the remote establishment and disconnection of utility services and is a development stage company.

The Acquisition agreement provided that EZConnect, Inc. acquire all the issued and outstanding shares of EZConnect USA, Inc. shares of common stock held by its shareholders in exchange for 6,075,000 shares of EZConnect, Inc. common stock and after the transaction was completed EZConnect USA, Inc. became a wholly owned subsidiary of EZConnect, Inc. The business combination has been treated as a reverse acquisition and has been treated as a recapitalization of EZConnect USA, Inc. Operations of the consolidated entities are combined starting from October 1, 1999.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4  -  SUBSEQUENT EVENT

EZConnect, Inc. has entered into a credit agreement with an individual for a credit line up to $1,500,000 to be used for general working capital in
operating the business of the Company.   The interest on the line of credit
has been set at 10%.  Assets of the Company will secure the line of credit as
outlined in the agreement.   The debt can be converted at any time to equity
in the Company at the rate of one share of common stock for every $1.00 of outstanding principal and interest of the borrowings. The Company may make periodic payments in part or in full of the "average daily balance" as defined in the agreement.

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

Overview
--------
From November 1, 1996 (inception of the development stage) through October 15, 1999, the Company had no operations and its business purpose was to locate and consummated a merger or acquisition with a private entity. On October 15, 1999, the Company completed the acquisition of EZ Connect USA, Inc., a Utah corporation ("EZ").

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

EZ was formed in 1999, to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business. EZ is the result of two years of effort by its founders who develop the concept of having EZ change utilities and other services without the hassle of telephoning the individual providers. EZ has filed for patent protection on its concept and software. The new management of the Company intends to make EZ's services available via the internet. Under the guidance of new management, the Company is commencing a beta test of EZ's services. The beta test is being conducted with regional real estate brokerage firms. The Company has hired a call center to offer support for its beta test.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Despite the acquisition of EZ, the Company's business activities are subject to several significant risks which arise primarily as a result of the fact that the Company is still in the development stage.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999, the Company had current assets of $8,992 and current liabilities of $7,924, for working capital of $1,068. For the six month period ended December 31, 1999, the Company had general and administrative expenses of $122,849 primarily associated with conducting its business operations. In addition, the Company expended $22,713 during the same period in connection with research and development of its proprietary technology.
In September 1999, the Company entered into subscription agreements to sell 2,850,000 shares of its restricted common stock at $0.07 per share and received $200,000 cash.

Effective February 1, 2000, the Company entered into a credit agreement with the Company's new CEO to provide the Company with a line of credit up to $1,500,000 for working capital purposes. The line of credit is for a term of one year and is renewable for a similar term. The line of credit will bear interest on the outstanding balance at 10% per annum and the principle and accrued interest are convertible into common stock of the Company at the election of the lender at a conversion rate of one share of common stock for each $1.00 of principle and accrued interest. The line of credit is secured by all the assets of the Company. The Company believes the line of credit will be sufficient to fund the Company's working capital needs for the balance of the Company's fiscal year.

Results of Operations
---------------------
Since discontinuing operations in November 1996, the Company has not generated revenue. For the six month period ended December 31, 1999, the Company has incurred $148,442 in expenses. Since inception of the development stage the Company has an accumulated deficit of $(553,324). The Company expects to continue operating at a loss until such time as it begins to receive revenues from operations. The Company does not expect to receive revenues from operations until the later half of March 2000. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding period.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed business operations.

Principal Customers
-------------------
During the six month period ended December 31, 1999, the Company had no revenues.

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

Year 2000 Computer Problem
--------------------------
The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Registrant has no operations or current equipment which were affected by the Year 2000 computer glitch. The Company has completed its assessment of potential Y2K problems and is confident that its existing hardware and software is fully Y2K compliant. The costs of preparing for Y2K have been included as an integral part of the development of the Company's proprietary technology, and the Company had no discreet costs directly attributable to Y2K. Y2K has not poses any significant risks to the internal operations of its proprietary technology. Because management believes the risks of significant Y2K problems comes from external sources over which the Company has no control, the Company has not and does not intend to prepare any contingency plan. If the kind of systemic failure noted above occurs, it could have a material impact on the operations and expected revenues of the Company.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

     None.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                         ITEM 5.  OTHER INFORMATION

     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

Exhibit No.   SEC Ref. No.   Title of Document
-----------   ------------   -----------------
10.01          10            Credit Agreement and Related Exhibits

27             27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

In November 1999, the Company filed a Current Report on Form 8-K reporting that the Company had entered into an agreement with Prudential California Realty, an independently owned and operated member of Prudential Real Estate Affiliates, Inc., to jointly market the Registrant's services through a co-branding arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EZCONNECT, INC.
                                [Registrant]
Dated: February 8, 2000         /S/Frank Gillen, Principal Accounting Officer