Form 10QSB
period 2000-03-31
EZCONNECT INC /UT/
filed 2000-05-15
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-27249


                               EZCONNECT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0284731
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

6009 SOUTH REDWOOD ROAD, SALT LAKE CITY, UTAH                    84123
---------------------------------------------------       -------------------
(Address of principal executive offices)                      (Zip Code)

                                (801) 270-9711
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

716 EAST 4500 SOUTH, SUITE N-142, MURRAY, UT  84107
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 8,660,424 shares of common stock, par value $0.001, as of March 31, 2000.

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

The unaudited balance sheet of the Company as of March 31, 2000; the related audited balance sheet of the Company as of June 30, 1999; and the related unaudited statements of operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999 and from November 1, 1996 (inception of the development stage) through March 31, 2000; are attached hereto and incorporated herein by this reference.

Operating results for the three and nine month periods ended March 31, 2000 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2000.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                         Consolidated Balance Sheets

                                    ASSETS
                                    ------
                                                  March 31,       June 30,
                                                     2000           1999
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $     62,235   $       -
                                                 ------------   ------------
     Total Current Assets                              62,235           -
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Computer and office equipment                         26,286           -
 Less: accumulated depreciation                        (2,691)          -
                                                 ------------   ------------
     Total Property and Equipment                      23,595           -
                                                 ------------   ------------
OTHER ASSETS:
 Intangible assets, less amortization of $1,759        33,411           -
                                                 ------------   ------------
TOTAL ASSETS                                     $    119,241   $       -
                                                 ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $     73,960   $       -
 Accrued liabilities                                    2,555           -
 Customer deposits                                      1,050           -
 Accrued compensation                                  32,600           -
 Accrued payroll taxes                                  3,774           -
 Accrued interest payable                              15,140           -
 Stockholders loans                                   283,329
                                                 ------------   ------------
     Total Current Liabilities                        412,408           -
                                                 ------------   ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.001,
   5,000,000 shares authorized, no shares
   issued and outstanding                                -              -
 Common stock, par value $0.001, 40,000,000
   shares authorized, 8,660,424 and 3,463,659
   shares issued and outstanding, respectively          8,660          3,464
 Capital in excess of par value                     1,272,505      1,092,467
 Earnings (deficit) prior to November 1, 1996        (654,259)      (654,259)
 Earnings (deficit) accumulated during the
  development stage                                  (920,073)      (441,672)
                                                 ------------   ------------
     Total Stockholders' Equity                      (293,167)          -
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    119,241   $       -
                                                 ============   ============

See Notes to the Financial Statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                    Consolidated Statements of Operations

                                        For the        For the        For the         For the       Cumulative
                                     Three Months    Three Months    Nine Months    Nine Months       During
                                         Ended          Ended           Ended          Ended            the
                                       March 31,      March 31,       March 31,      March 31,      Development
                                          2000           1999           2000            1999           Stage
                                      ------------   ------------    ------------   ------------   ------------
REVENUES                              $       -      $       -      $        -      $       -      $       -
                                      ------------   ------------    ------------   ------------   ------------
EXPENSES
 Selling and marketing                      54,325           -             55,710           -            55,710
 General and administrative                209,655           -            332,504         29,460        735,356
 Research and development                   46,463           -             69,176           -            69,176
 Depreciation and amortization               2,955           -              4,450           -             6,480
                                      ------------   ------------     ------------  ------------   ------------
    Total Expenses                         313,398           -            461,840         29,460        866,722
                                      ------------   ------------     ------------  ------------   ------------
LOSS BEFORE OTHER INCOME (EXPENSE)        (313,398)          -           (461,840)       (29,460)      (866,722)
                                      ------------   ------------     ------------  ------------   ------------
OTHER INCOME (EXPENSES)
 Interest expense                          (15,620)          -            (17,960)          -           (31,219)
 Loss on sale of assets                       -              -               -              -           (27,781)
 Interest income                                 4           -                421           -               421
 Other income                                  978           -                978           -             5,228
                                      ------------   ------------     ------------  ------------   ------------
   Total Other Income (Expense)            (14,638)          -            (16,561)          -           (53,351)
                                      ------------   ------------     ------------  ------------   ------------
NET INCOME (LOSS)                     $   (328,036)  $       -        $  (478,401)  $    (29,460)  $   (920,073)
                                      ============   ============    ===========    ============   ============
EARNINGS (LOSS) PER SHARE             $      (0.04)  $      (0.00)   $     (0.07)   $      (0.01)
                                      ============   ============    ===========    ============

WEIGHTED AVERAGE NUMBER OF SHARES        8,660,424      3,463,659       6,806,151      3,463,659
                                      ============   ============    ============   ============


See Notes to Financial Statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
                    Consolidated Statements of Cash Flows

                                         For the      For the         For the        For the        Cumulative
                                       Three Months  Three Months   Nine Months     Nine Months       During
                                         Ended         Ended           Ended           Ended           the
                                       March 31,     March 31,      March 31,       March 31,      Development
                                          2000          1999           2000            1999           Stage
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                     $   (328,036)  $       -      $   (478,401)   $    (29,460)  $   (920,073)
 Adjustments to Reconcile Net Income
  (Loss) to net cash used by operations
    Depreciation and amortization            2,955           -             4,450            -             6,480
    Loss from sale of assets                  -              -              -               -            27,781
    Stock issued for services                 -              -             7,500          26,585        195,063
  Changes in Assets and Liabilities:
     (Increase) decrease in prepaid
      expenses                                -              -              -               -             2,533
     (Increase) decrease in other assets      -              -              -               -             5,867
     Increase (decrease) in accounts
      payable                               73,880           -            70,960            -            70,960
     Increase (decrease) in accrued
      liabilities                             (465)          -             2,555            -            12,814
     Increase (decrease) deferred
      equity - stock for services           32,600           -            32,600            -            32,600
     Increase (decrease) in customers
      deposits                                -              -             1,050            -             1,050
     Increase (decrease) in accrued
      payroll taxes                           -              -             3,774            -             3,774
     Increase (decrease) in accrued
      interest payable                      15,140           -            15,140            -            15,140
                                      ------------   ------------   ------------    ------------   ------------
  Net Cash Provided (Used) in
   Operating Activities                   (203,926)          -          (340,372)         (2,875)      (546,011)
                                      ------------   ------------   ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment on note payable                      -              -           (30,000)           -           (30,000)
 Acquisition of EZConnect USA, Inc.           -              -             6,169            -             6,169
 Sale of property                             -              -              -               -            25,000
 Patent costs                              (26,160)          -           (35,170)           -           (35,170)
 Acquisition of computer and office
  equipment                                   -              -            (8,771)           -            (8,771)
 Purchase of property                         -              -              -               -           (54,811)
                                      ------------   ------------   -------------    -----------   ------------
  Net Cash Provided (Used) in
   Investing Activities               $    (26,160)  $       -      $    (67,772)    $      -       $   (97,583)
                                      ------------   ------------   ------------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock   $       -      $       -      $    200,000    $       -       $   252,000
 Stock offering costs                         -              -              -               -           (12,500)
 Proceeds from convertible debentures         -              -              -               -           169,350
 Lease payments                               -              -           (12,950)           -           (12,950)
 Proceeds from notes payable                  -              -              -               -            25,000
 Proceeds from stockholders loans          283,329           -           283,329            -           283,329
                                      ------------   ------------    ------------   ------------   ------------
     Net Cash Provided (Used) by
      Financing Activities                 283,329           -           470,379            -           704,229
                                      ------------   ------------    ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH             53,243           -            62,235          (2,875)        60,635

CASH - BEGINNING OF PERIOD                   8,992           -              -              2,875          1,600
                                      ------------   ------------    ------------   ------------   ------------
CASH - END OF PERIOD                  $     62,235   $       -       $    62,235    $       -      $     62,235
                                      ============   ============    ============   ============   ============




                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)
              Consolidated Statements of Cash Flows (Continued)

                                         For the      For the         For the        For the        Cumulative
                                       Three Months  Three Months   Nine Months     Nine Months       During
                                         Ended         Ended           Ended           Ended           the
                                       March 31,     March 31,      March 31,       March 31,      Development
                                          2000          1999           2000            1999           Stage
                                      ------------   ------------    ------------   ------------   ------------
NON-CASH FINANCING ACTIVITIES
 Common stock issued for accrued
  interest                            $       -      $       -       $       -      $       -      $     10,259
                                      ============   ============    ============   ============   ============
 Common stock issued for the
  conversion of debentures            $       -      $       -       $       -      $       -      $    169,350
                                      ============   ============    ============   ============   ============
 Common stock issued for the
  conversion of a note payable        $       -      $       -       $       -      $       -      $     25,000
                                      ============   ============    ============   ============   ============
 Common stock issued for services
  rendered                            $     32,600   $       -       $     40,100   $     26,585   $    227,663
                                      ============   ============    ============   ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES

  CASH PAID FOR:
     Interest                         $      2,821   $       -       $       -      $      1,000   $      5,321
                                      ============   ============    ============   ============   ============
     Taxes                            $        404   $       -       $        385   $       -      $        789
                                      ============   ============    ============   ============   ============




See Notes to Financial Statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operation and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - STOCKHOLDERS LOANS

The Company's stockholders loans are as follows:

Credit agreement, dated February 1, 2000, with a stockholder for a credit line up to $1,500,000 to be used for general
working capital in operating the business of the Company.
Interest set at 10% per annum. Secured by assets of the Company as outlined in the agreement. The debt can be converted at any time to equity in the Company at the rate of one share of common stock for every $1.00 of outstanding principal and interest of
the borrowings.                                                     $ 183,329


Promissory notes with three separate stockholders for $25,000,
$25,000 and $50,000.  The notes have the same basic terms and conditions. All due 120 days form January 2000. Interest at 10%
per annum.  The notes call for no security. The debt can be
converted at anytime to equity in the Company at the rate of one share of common stock for every $1.00 of outstanding principal
and interest of the borrowings.                                       100,000
                                                                    ---------
Total amount                                                        $ 283,329
                                                                    =========


NOTE 5 - SETTLEMENT OF CLAIMS AND APPROVAL OF SHARE ISSUANCES

In February 2000, the Company entered into settlement and release agreements with current and former employees of the Company and third-party service providers to issue an aggregate of 20,233 shares of its Common Stock as consideration for prior services valued at $32,600 at the time of settlement. The shares had not been issued to the various parties as of March 31, 2000 and the non-issuance of shares is being shown as accrued compensation in the financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (Development Stage Companies)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - OPTION GRANTS

In October 1999, the Company issued options to acquire up to an aggregate of 570,000 shares of its Common Stock at any time within a 1 year period at an exercise price of $1.50 per share, to executive officers of the Company.

In November 1999, the Company entered into an agreement with Prudential California Realty ("Pru-Cal"), an independently owned and operated member of Prudential Real Estate Affiliates, Inc., to jointly market the Company's services through a co-branding arrangement. Under the terms of the Marketing and Service Agreement the Company granted Pru-Cal (i) an option to purchase up to 170,000 shares of Common Stock at any time within 2 years from the date of the agreement at an exercise price of $1.47 per share; and (ii) an option to purchase up to 433,000 shares of Common Stock any time within 2 years from the date of the agreement at an exercise price of $1.50 per share, which price was equal to the 10 day average closing bid price for shares of common stock immediately prior to the date of the agreement. In addition, Ed Krafchow, the president of Pru-Cal, was appointed to the Company's board of directors. Mr. Krafchow received options to purchase up to 50,000 shares of Common Stock at an exercise price of $1.50 per share, which price was equal the 10 day average closing bid price for shares of common stock immediately prior to the date of the agreement. The exercise period of the options is 5 years.

In November 1999, the Company issued an option to acquire up to 100,000 shares of the Company's common stock at any time within a 5 year period at an exercise price of $1.50 per share, to Mr. Phil Lacerte. Mr. Lacerte became an an officer and director of the Company in February 2000.

In January 2000, the Company issued options to acquire up to an aggregate of 205,000 shares of its Common Stock for various periods ranging from 1 year to 5 years at an exercise price of $2.25 per share, to various affiliated and non-affiliated consultants in connection with services relating to obtaining the internet domain name, EZConnect.com, establishing a call center, and development of the Company's technology.

In January 2000, the Company issued options to acquire up to an aggregate of 105,000 shares of its Common Stock at any time within a 5 year period at an exercise price of $2.50 per share, to employees and other legal and professional consultants for services.

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

On September 27, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of EZ Connect USA, Inc., a Utah corporation ("EZ") through a share exchange. The Acquisition Agreement was approved by the board of directors and shareholders of EZ and the board of directors of the Company, and was approved by the Company's shareholders at a special meeting on October 15, 1999. In connection with the acquisition the Company's shareholders approved proposals changing the Company's corporate domicile to Nevada; changing the Company's name to "EZConnect, Inc."; effecting a 1-for-2.5 reverse split of the Company's issued and outstanding shares; and electing new directors. The acquisition of EZ was effective October 15, 1999.

EZ was formed in 1999, to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business. EZ is the result of two years of effort by its founders to develop the concept of having EZ change utilities and other services without the inconvenience of telephoning the individual providers. EZ has filed for patent protection on its concept and software. The Company intends to make EZ's services available via the internet.

During the three month period ended March 31, 2000, the Company has obtained the services of a third-party systems integration company to assist the Company in developing a web based application for its technology. The Company expects to initiate beta testing of the application in June and July, 2000. The beta test will be conducted with regional real estate brokerage firms and other service providers. In addition, the Company's board of directors is actively recruiting qualified individuals to serve in senior executive management positions and assist it in the further development of the Company's existing business plan an evaluation of alternative, but related business strategies.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Despite the acquisition of EZ, the Company's business activities are subject to several significant risks which arise primarily as a result of the fact that the Company is still in the development stage.

At March 31, 2000, the Company had current assets of $62,235 and current liabilities of $412,408, for a working capital deficit of $350,173. The Company's current assets consisted entirely of cash, while the most significant portions of its current liabilities consisted of stockholder loans and accrued interest payable of $298,469; accounts payable of $73,960; and accrued compensation of $32,600.

During the reporting period the Company entered into settlement and release agreements with current and former employees of the Company and third-party service providers wherein the Company agreed to issue an aggregate of 20,233 shares of its common stock as consideration for prior services valued at $32,600 at the time of settlement. Because the shares were not issued to the various parties prior to March 31, 2000, the non-issuance has been shown as a liability and classified as deferred equity on the Company's balance sheet.

In January 2000, certain stockholders loaned the Company $100,000. The promissory notes bear interest at 10% per annum and are due May 10, 2000. The notes are unsecured, but are convertible into common stock of the Company at the election of the note holders at a conversion rate of one share of common stock for each $1.00 of principle and accrued interest. In addition, in February 2000, the Company entered into a credit agreement with the Company's current CEO to provide the Company with a line of credit up to $1,500,000 for working capital purposes. The line of credit is for a term of one year and is renewable for a similar term. The line of credit bears interest on the outstanding balance at 10% per annum and the principal and accrued interest are convertible into common stock of the Company at the election of the lender at a conversion rate of one share of common stock for each $1.00 of principal and accrued interest. The line of credit is secured by all the assets of the Company. At March 31, 2000, the total funds advanced under the line of credit was $183,329. Total accrued interest on all stockholder loans was $15,140 at March 31, 2000.

The Company believes that the funds obtained from the stockholder loans and the line of credit will be sufficient to fund the Company's working capital needs through June 30, 2000, the end of the Company current fiscal year.

For the nine month period ended March 31, 2000, the Company had no revenues from operations and total expenses of $461,840. The Company does not expect to receive revenues from operations until such time as the Company has completed beta testing of services. Management of the Company believes that the line of credit will provide it with a sufficient source of funds to pay for the development of its technology through the beta testing phase.

Since discontinuing operations in November 1996, the Company has not generated revenue. Since inception of the development stage the Company has an accumulated deficit of $920,073. The Company expects to continue operating at a loss until such time as it begins to receive revenues from operations. The Company does not expect to receive revenues from operations until the beta testing for its technology has been completed. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding period.

Principal Customers
-------------------
During the nine month period ended March 31, 2000, the Company had no revenues.

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                         ITEM 5.  OTHER INFORMATION

     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

Exhibit No.   SEC Ref. No.   Title of Document
-----------   ------------   -----------------
27             27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EZCONNECT, INC.
                                [Registrant]
Dated: May 9, 2000              /S/Phil Lacerte, Chief Executive Officer