Form 10KSB
period 2000-06-30
EZCONNECT INC /UT/
filed 2000-11-17
CIK 1093568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2000
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-27249
                                            -------
                                EZCONNECT, INC.
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0284731
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

2900 Townsgate Road, Suite 200, Westlake Village, CA       91361
----------------------------------------------------     ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (818) 889-9925
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $501
                                                            ----
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and asked prices of the common stock at November 10, 2000, of $1.625 per share, the market value of shares held by nonaffiliates (2,470,836 shares) would be approximately $4,015,108.

  As of November 10, 2000, the Registrant had 4,324,342 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I
                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
EZConnect, Inc. (the "Company" or "EZConnect") was organized under the laws of the state of Nevada on September 21, 1999, in connection with an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of EZ Connect USA, Inc., a Utah corporation ("EZ") through a share exchange. The Acquisition Agreement was approved by the board of directors and shareholders of EZ and the board of directors of the Company, and was approved by the Company's shareholders at a special meeting on October 15, 1999. The Company was formed to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business.

Following the acquisition of EZConnect USA, Inc. the board of directors actively recruited qualified individuals to serve in senior executive management positions and assist it in the further development of the Company's business plan. After evaluating the Company's business plan and its viability, management proposed to the board of directors that the Company pursue an alternative, but related business strategy. That strategy involved entering into the private label wireless service industry.

EZConnect is developing the capability to become a private label wireless provider. On July 8, 2000, EZConnect entered into an Agreement and Plan of Merger ("Merger Agreement") with Encore Wireless, Inc., a California corporation ("Encore"), wherein EZConnect had the right to acquire Encore in a stock and cash transaction, subject to certain closing conditions. Encore, headquartered in Westlake Village, California, is a provider of private label wireless Internet solutions to the marketplace. EZConnect completed the acquisition of Encore on October 17, 2000.

Now that EZConnect's capability to become a private label wireless provider is completed, EZConnect expects to grow rapidly within several metropolitan areas within the United States as part of the forecasted expansion in new wireless. This growth is possible without the typical infrastructure and subscriber acquisition costs of traditional service providers by providing services to end users as a reseller on the national networks of industry leading facilities-based carriers and by leveraging marketing activities of the well recognized, name brands of EZConnect's marketing partners and their distribution channels. EZConnect now offers its end users wireless communications services (voice and data), voice over internet protocol communications services, and other enhanced services and software solutions, all fully branded with the trade names of EZConnect's marketing partners. EZConnect expects to provide the customers of its marketing partners with a full suite of wireless and Internet access services in a way that promotes the marketing partners' own brand and affinity with their customers while increasing the profitability of their business through on-going residual commission participation for the life of the customer. EZConnect expects to be able to provide its end users with bundled service offerings and convergent billing of its various services. Through the offering and bundling of its services on a private label basis, EZConnect is providing a unique and much needed marketing solution to its distribution partners.

Through Encore, EZConnect has entered into a relationship with one of the strongest carriers in wireless service. EZConnect is able to offer its customers 100% digital wireless voice and data services on the Sprint PCS Nationwide Network. The Sprint PCS Nationwide Network provides digital
service in over 300 metropolitan areas across the United States.   Encore has
entered into a six year reselling agreement with Sprint PCS with favorable forward pricing and activation credits. Under this agreement, EZConnect is able to deliver wireless voice and data services to its end users on a national coverage area basis, all fully branded with its marketing partner's trade name, including, billing, customer care and in certain cases, the handset itself.

   Why has EZConnect become a private label wireless provider?

It is widely known that the Internet and wireless communications have been on a collision course for some time. What is not widely understood is how businesses can exploit this convergence in practical, profitable ways in spite of the breadth of information available on the Internet and the technological limitations of wireless handsets.

Additionally, retailers, marketing organizations, service providers and other organizations seeking to offer telecommunications services were initially limited to offering branded products of other providers, in effect reducing customer affinity by creating a new relationship between their customers and the communications provider. Generally, the only benefit of selling another companies services was collecting a fee for the referral. There was little or no ongoing revenue stream for the sale, no reason for ongoing contact related to that service, no way to capture valuable marketing data related to that customers use of the service, and no way to cross market related products and services. In response, the concept of private labeling these services attracted some attention and a measure of success based on the level of affinity and the discount to the comparable branded price. However, the 'commoditization' of many telecom services (such as long distance) compressed the pricing differential, and often left the private label supplier unable to compete effectively against the branded offering.

Combining the ongoing benefits of customized services with the customers' affinity to the organization creates a powerful relationship that promotes brand recognition and commitment, improves organizational efficiency and profitability, and diminishes price sensitivity and turn over. All these factors are expected to substantially increase usage and revenues to EZConnect on a per end user basis.

From the perspective of the consumers, EZConnect's services are extremely attractive due to the combination of top quality service on the networks of industry leading facilities-based carriers, competitive pricing, bundled services and the anticipation of being able to offer convergent billing in the not too distant future.

For our channel partners, EZConnect believes these services are superior to anything else available in the marketplace today. EZConnect's services are:

COMPREHENSIVE - providing national, all digital wireless service access and wireless Internet capability, (available independently or on a bundled basis)

UNIQUE - supplying our marketing partners with customized branding, packaging, pricing, optional convergent billing, and customer service

COMPETITIVE - enabling competitive and reactive pricing because of our ability to aggregate thousands of users among a variety of channels and markets

COMPELLING - offering our channel partners significant, reoccurring residual revenues based on the usage and magnitude of their customer base

Employees
---------
At June 30, 2000, EZConnect had 5 full-time salaried employees including administrators and sales staff. Following the acquisition of Encore, EZConnect has 6 full-time salaried employees, including administrators and sales staff. None of EZConnect's employees are represented by a labor union. Management believes that it will be able to hire a sufficient quantity of qualified personnel in the local area to meet the Company's employment needs. The Company's sales employees do not require special training, other than orientation to the Company's sales and marketing techniques and specific wireless equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
Until the fiscal year ended June 30, 2000, EZConnect's administrative offices were located at 6009 South Redwood Road, Salt Lake City, Utah, were in leased office space from an unrelated third party on a month-to-month basis. In August 2000, EZConnect relocated its offices to 2749 East Parleys Way in Salt Lake City, where it leases approximately 2,500 square feet from an unrelated party. The term of the lease expires in January, 2003. Since the acquisition of Encore, whose executive offices are in Westlake Village, California, EZConnect will vacate its offices in Salt Lake City, and conduct its business operations from Encore's facilities. In connection with vacating the Salt Lake City facility, EZConnect is working with its landlord to negotiate a release from its lease.

                            ITEM 3. LEGAL PROCEEDINGS

EZConnect is not the subject of any known legal proceedings.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2000.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Period Ended June 30, 2000                    High Bid      Low Bid
--------------------------                    --------      -------
First Quarter                                   N/A           N/A
Second Quarter                                 $3.125        $0.47
Third Quarter                                  $7.125        $2.50
Fourth Quarter                                 $5.75         $2.00

At November 10, 2000, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $1.375 and $1.875, respectively. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At November 10, 2000, the Company had approximately 1,890 shareholders of record based on information provided by the Company's transfer agent.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations for September 23, 1999 (Inception) through June 30, 2000
------------------------------------------------------------------------------
During its operating history EZConnect has had no revenues from the sale of its services. EZConnect is developing the capability to become a private label wireless provider, and subsequent to its fiscal year end entered into a Merger Agreement with Encore, a provider of private label wireless Internet solutions to the marketplace. EZConnect completed the acquisition of Encore on October 17, 2000.

Corporate Expense. Total operating expenses were $3,903,954, consisting mainly of consulting expenses for stock options, $1,924,599, and interest expense for the beneficial conversion feature on notes and line of credit of $640,108. All other operating expenses aggregated $1,339,247.

In February 2000, EZConnect obtained a line of credit for up to $1,500,000 from a shareholder and director, Philip R. Lacerte. The line of credit had a conversion feature that allowed Mr. Lacerte to convert the principal and interest under the line of credit into common stock at his option at $1.00 per share. Because of the conversion feature of the line of credit, at any time the market price of the common stock is higher than the conversion rate on the day of draw on the line of credit, the difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as additional interest expense and recognized at the time the debt becomes convertible into stock. Therefore, for the period ended June 30, 2000, the beneficial conversion resulted in an increase of interest expense of $535,530 and an effective interest rate on the line of credit of approximately 307 percent. At June 30, 2000, the Company had an outstanding balance of $535,530 in borrowings against the line of credit, with $964,470 remaining credit available. In October 2000, Mr. Lacerte exercised his right of conversion under the line of credit, converting $832,967 of principal and accrued interest into 832,967 shares of common stock.

At June 30, 2000, EZConnect had notes payable to other stockholders in the aggregate of $100,000. These notes were convertible into stock at the option of the debt holder at $1.00 per share. The difference between the price to convert and the market price of the common stock on the date the notes were issued and considered convertible is a beneficial conversion feature recorded as additional interest expense recognized when the debt becomes convertible into common stock. This caused the effective interest rate on the notes to be approximately 218 percent. Subsequent to June 30, 2000 all outstanding notes were converted to common stock.

During the period ended June 30, 2000, EZConnect issued (i) 20,233 shares of stock in lieu of cash for employee compensation and services received for a total value of $32,600; and (ii) 823,000 stock options to outside consultants for services received. Expense recognized for the period ended June 30, 2000 related to these options totaled $1,924,599. In addition, EZConnect issued stock options to board members and an employee in connection with employment agreements and for services rendered. Compensation expense related to these options for the period ended June 30, 2000 totaled $291,750. EZConnect also issued 35,000 options to purchase shares of common stock in connection with stockholder notes. Expense for the period ended June 30, 2000 related to these options totaled $46,200, and was recorded as a non-cash charge to interest expense.

Interest Income.  EZConnect had interest income of $501 during the period.

EZConnect experienced a net loss of $3,903,453 for the period. The basic and diluted loss per share was $0.46 on the weighted average number of shares outstanding of 8,572,918.

Liquidity and Capital Resources
-------------------------------
During the period ended June 30, 2000, EZConnect financed operations through the issuance of common stock for cash and services, the issuance of options for services, draws against its line of credit and additional loans from shareholders. EZConnect will require substantial additional working capital to continue its business operations.

At June 30, 2000, EZConnect had current assets of $67,326 and current liabilities of $859,393, for a working capital deficit of $792,067. EZConnect had cash of $53,134 and prepaid expenses of $14,192. Net cash used in operating activities was $753,005, which was funded primarily by the issuance of stock options for compensation, services, and interest. At June 30, 2000, EZConnect had net property and equipment of $21,749, after deduction of $5,600 in accumulated depreciation. EZConnect's property and equipment consists mainly of office and computer equipment. Because at June 30, 2000, EZConnect has an accumulated deficit during the development stage of $3,903,453, has a working capital deficit and limited external financial resources, the report of EZConnect's auditor contains a modification as to the ability of EZConnect to continue as a going concern.

Mangement of EZConnect is aware of its ongoing cash requirements and has implemented a recapitalization plan that will (i) reduce administrative expenses by consolidating management with Encore; (ii) provide for up to $1,500,000 in equity funding through the private placement of its common stock; and (iii) provide for the conversion of approximately $1,250,000 in loans and accrued interest to equity through the exercise of conversion features. Further, management may continue to seek additional equity financing from existing shareholders and other investment capital resources. Because of EZConnect's limited financial resources, it does not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 2001.

Impact of Inflation
-------------------
Inflation did not have a material impact on EZConnect's operations during the period ended June 30, 2000, and it is not expected to have a material impact on EZConnect's or Encore's future operations.

Principal Customers
-------------------
During the most recent fiscal year ended June 30, 2000, EZConnect had no individual customer that accounted for more than 10% of its revenues.

Seasonality
-----------
Management knows of no seasonal aspects relating to the nature EZConnect's business operations that had a material effect on the financial condition or results of operation of the Company.

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended June 30, 2000, and the term of office of each director of the Company.

   Name             Age   Position                   Director or Officer Since
   ----             ---   --------                    ------------------------
Philip R. Lacerte    54  CEO and Director                    November 1999
Frank J. Gillen      31  President/Secretary and Director    December 1999 (1)
J. Greg Spencer      44  President and Director              April 2000    (2)
Adam Leffler         29  President and Director              October 1999  (3)
Vaughn Nelson        50  Vice President and Director         October 1999  (4)
William H. Flury III 46  Vice President and Director         April 2000    (5)
Sharlene Moore       61  COO and Director                    February 2000 (6)
Ed Krafchow          57  Director                            November 1999 (7)
Robert M. Proznik    41  Director                            February 2000
---------------------
(1) Mr. Gillen resigned as an Officer and Director in February 2000.
(2) Mr. Spencer became President in April 2000 and a Director in June 2000. He resigned as an Officer and Director in September 2000.
(3) Mr. Leffler resigned as an Officer in December 1999 and as a director in January 2000.
(4) Mr. Nelson resigned as a Director in June 2000 and his employment as Vice President terminated in July 2000.
(5) Mr. Flury became Vice President in April 2000 and a Director in June 2000. He resigned as an Officer and Director in September 2000.
(6) Ms. Moore became an officer and director in January 2000. She resigned as an officer in April 2000 and as a director in October 2000.
(7) Mr. Krafchow became a Director in November 1999. He resigned as a Director in October 2000.

The term of office of each director is one year and until his successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at June 30, 2000.

Philip R. Lacerte has over 20 years of experience in executive management, software development, and sales and marketing. Mr. Lacerte was co-founder of Lacerte Software Corporation, Dallas, Texas, where he served as Executive Vice President from 1982 through 1998.

J. Greg Spencer spent the last 16 years at American Stores Company (NYSE:
ABS), the country's second largest food and drug retailer, where he most recently served as senior vice president and treasurer.

William H. Flury III has over 20 years experience in sales, marketing and business development in the data and telecommunications business. He has recently served as President of MyAssociation.com and was previously senior vice president of sale and marketing for I-Link (NASDAQSC: ILNK), director of market development for Adobe Systems, Inc. (NASDAQNMS: ADBE) and senior director of national accounts and industry markets at Novell (NASDAQNMS:
NOVL).

Sharlene Moore has over 20 years experience in marketing, sales execution and program implementation for various companies, including Convergys (Matrixx Marketing), Salt Lake City, Utah, where from August 1995 to December 1999, she served as Senior Director, Client Development.

Ed Krafchow has been for the past five years the president of Prudential California Reality, Walnut Creek, California, an independently owned and operated member of the Prudential Real Estate Affiliates, Inc., a full-service residential and commercial real estate franchise network with companies throughout the United States and Canada.

Robert M. Proznik has been for the past 15 years the president and sole owner of Inter-Pro Property Corporation (USA), Edmonton, Alberta, Canada, a real estate development, investment, and fee management company involved in commercial, multi-family and single family projects throughout western Canada and the western United States.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
EZConnect's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of its common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership. The following table sets forth, to the best of EZConnect's knowledge, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of June 30, 2000.

                                                     Report to
Name of Person           Position                    be Filed
--------------           --------                    ------------
None                       N/A                          N/A

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 from inception (September 23, 1999) through June 30, 2000, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                            Annual Compensation               Awards       Payouts
                        ------------------------------- ------------------ -------
         (a)        (b)   (c)       (d)     (e)            (f)      (g)      (h)      (i)
                                                                   Securities
                                           Other        Restricted Underlying
Name and                                   Annual         Stock     Options/  LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards     SARs#   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   -------   ------  ------------
Philip R. Lacerte   2000 $  -0-      -0-      -0-         -0-        -0-   -0-     $ 150,000
CEO


Compensation Pursuant to Plans
------------------------------
Effective November 1, 1999, and January 31, 2000, the Board of Directors of the Company approved the terms of the 1999 Non-Qualified Stock Option Plan (the "1999 Plan") and the 2000 Non-Qualified Stock Option Plan (the "2000 Plan"), respectively. At June 30, 2000, 250,000 options to purchase shares had been awarded under the 1999 Plan, 4,118,000 options to purchase shares had been awarded under the 2000 Plan, and individual options to purchase an aggregate of 1,288,000 shares had been issued by EZConnect. Subsequent to June 30, 2000, EZConnect entered into various agreements that provided for the cancellation of options to purchase 150,000 shares under the 1999 Plan, 4,093,000 shares under the 2000 Plan, and 1,173,000 shares under individual plans. Thereafter, EZConnect issued new options to purchase up to an aggregate of 1,690,000 shares, so that on October 13, 2000, EZConnect had outstanding options to purchase 100,000 shares under the 1999 Plan, 930,000 shares under the 2000 Plan, and 900,000 shares under various individual plans. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Plan of Recapitalization.

The terms and conditions of the 1999 Plan and the 2000 Plan are substantially the same. The following summary of the 1999 and 2000 Plans is qualified in its entirety by the specific provisions of each Plan.

1999 and 2000 Plans Summary
---------------------------
The Board of Directors of the Company believes that it is important that employees and other individuals who contribute to the success of the Company have a stake in the enterprise as shareholders. Consistent with this belief, the award of stock options has been and will continue to be an important element of the Company's compensation program.

Both the 1999 and 2000 Plans are intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed to the success of the Company.

Both Plans are designed to aid the Company in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. Each Plan is also designed to permit the Company to reward those individuals who are not employees of the Company but who are perceived by management as having contributed to the success of the Company or who are important to the continued business and operations of the Company.

The Plans are administered by the Board. Subject to compliance with applicable provisions of the governing law, the Board may delegate administration of the Plans or specific administrative duties with respect to the Plans, on such terms and to such committees of the Board as it deems proper; provided however, that if less than the entire Board is administering the Plans or grants under the Plans, action may be taken only by a committee of two or more "disinterested directors" as that term is defined in Rule 16b-3, and the regulations and releases thereunder all as promulgated by the SEC. Any options approved by the Board shall be approved by a majority vote of those members of the Board in attendance at a meeting at which a quorum is present. Any options approved by a committee designated by the Board shall be approved as specified by the Board at the time of delegation.

The exercise price of options granted under the Plans is to be determined by the Board (or committee) on the date of grant. Options granted under the Plan shall expire no later than 5 years from the date of grant. The option price may be paid by cash or, at the discretion of the Board of Directors or Committee, by delivery of a promissory note or shares of Common Stock of the Company already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

A maximum of 500,000 shares are available for grant under the 1999 Plan and 5,000,000 shares are available for grant under the 2000 Plan. The aggregate number of shares with respect to which options may be granted under the Plans, the number of shares covered by each outstanding option, and the purchase price per share, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Board of Directors (or committee) may from time to time alter, amend, suspend, or discontinue the Plans with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the Plans either in the aggregate or to any eligible employee; (b) reduce (except adjustment for an event of dilution) the minimum option prices which may be established under the Plans;
(c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Plans; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the Plans.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers as of the date of this Prospectus:


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR


                              Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration  Grant Date
Name                 Granted       in Fiscal Year  ($/Share)    Date        Present Value $
-------------------  ------------  --------------  -----------  ----------  ---------------
       (a)               (b)             (c)            (d)         (e)         (f)

Philip R. Lacerte      100,000 sh      2.08            1.50      11/11/04     284,210


              Aggregate Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
None.




PENSION TABLE
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Employment Contracts and Termination of Employment and Change of Control Arrangement
------------------------------------------------------------------------
Subsequent to June 30, 2000, in connection with the acquisition of Encore, the Company has entered into employment agreements with Kevin S. Hamilton and Tod
M. Turley, to serve as the Company's President and Senior Vice President, respectively. The term of the employment agreements were for two (2) years, expiring September 30, 2002. Each executive received a base salary of $200,000 per year throughout the term of this Agreement.

Each executive is entitled to a cash bonus of $12,500 per calendar quarter (the "Quarterly Bonus") payable within ten (10) days after the end of each calendar quarter occurring during the term of their agreement, subject to the achievement during each of such quarters of the management business objectives ("MBOs") pertaining to the Company's business. If either agreement is terminated prior to the expiration of its term, the Quarterly Bonus shall be prorated through the date of termination and paid within ten (10) days after such date of termination, subject to achievement of the MBOs applicable to the quarter in which such termination takes place.

Each executive is entitled to a super bonus (the "Super Bonus") if during the one-year period from October 1, 2000 to September 30, 2001, the Company's wireless reselling business acquires 100,000 or more new active mobile identification numbers ("MINS") on terms and conditions in effect prior to October 1, 2000, subject to adjustment as required to respond effectively to competitive changes in the industry. The Super Bonus shall be $250,000 payable in cash within forty-five (45) days following the expiration of the one-year measurement period described above.

Each executive has been granted non-qualified stock options to purchase up to 750,000 shares of the Company's common stock (the "Executive Options") at an exercise price equal to $1.50 per share (the market value on the date of grant). The Executive Options are exercisable for a term of five (5) years and are subject to the vesting requirements set forth below. At the executive's request, during the term of employment, the exercise price of the Executive Options may be reduced to the then current market price twice during the exercise period, provided the market price of the Company's common stock closes at a price at or below the exercise price of the Executive Options for three consecutive trading days prior to the repricing. The Company must file such registration statements and take such additional actions as may be required to provide the executive with registered shares upon his exercise of the Executive Options. The registration rights with respect to the Executive Options may relate to a registration statement on Form S-8 or may be "piggybacked" onto any other registration statement filed by the Company.

Vesting of the Executive Options shall be as follows:

  (i)  234,383 Executive Options shall vest on December 31, 2001;

  (ii) 15,625 Executive Options shall vest upon the completion of each of the nine consecutive months commencing January 31, 2002 and continuing through and including September 30, 2002, for a total vesting of 140,625 Executive Options at the end of such period; and

  (iii) 46,874 Executive Options shall vest at the end of each of eight calendar quarters commencing with the quarter ended December 31, 2000, subject to the achievement of the MBOs; provided, that none of such options shall be deemed to be fully vested until October 1, 2001, regardless of the achievement of quarterly MBOs prior to that date.

Notwithstanding the foregoing, in the event of a Change in Control (as defined in the agreement), all unvested Executive Options shall vest immediately. In the event the agreement is terminated prior to its expiration date by the Company or executive, all unvested Executive Options shall terminate and be of no further force or effect upon the date of termination and all vested Executive options shall continue to be exercisable for a period of five (5) years following the date of termination.

Each executive is provided health and medical insurance in the form and program chosen by the Company for its full-time employees. The executives are entitled to participate in any other health, medical, retirement, pension, profit-sharing, disability, death and dismemberment, life insurance, stock option, vacation and other benefit plans and programs as in effect from time to time on the same basis as other members of senior management.

The executives are entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies with respect to members of senior management. Each executive is initially entitled to three weeks paid vacation per calendar year.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 10, 2000, the name, address and the number of shares of the Company's voting securities held of record or beneficially by each person who was known by the Company to own beneficially, more than 5% of the issued and outstanding 6,824,342 voting securities [consisting of 4,324,342 shares of Common Stock and 2,500,000 shares of Preferred Stock]. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.


Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of        Name and Address              Amount and Nature of     Percentage
Class      Beneficial Owner              Beneficial Ownership(1)   of Class(2)
-----      ----------------              --------------------     ----------
Common     Philip R. Lacerte             1,445,467 (3)    D            19.74
           3535 Gillespie #7-D
           Dallas, TX 75219

Common     Kelly Trimble                   353,289        D             5.18
           175 South Main Street, #1230
           Salt Lake City, UT  84111

Common     Robert M. Proznik               300,000        D
           #600, 10240-124 Street          236,472        I
           Edmonton, Alberta               -------
           Canada  T5N 3W6                 536,472 (4)                  7.53

Common     Kevin S. Hamilton               750,000        D
Preferred  2900 Townsgate, Suite 200     1,106,611        I
           Westlake Village, CA 91361    ---------
                                         1,856,611 (5)                 24.51

Common     Tod M. Turley                   750,000        D
Preferred  2900 Townsgate, Suite 200     1,102,459        I
           Westlake Village, CA 91361    ---------
                                         1,852,459 (6)                 24.51

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of        Name and Position of          Amount and Nature of     Percentage
Class      Officer and/or Director       Beneficial Ownership(1)  of Class(2)
-----      -----------------------       --------------------     ----------
Common     Philip R. Lacerte, CEO and
           Director                           -----See Table Above-----
Common     Robert M. Proznik, Director        -----See Table Above-----
Common     Kevin S. Hamilton, President       -----See Table Above-----
Preferred  and Director
Common     Tod M. Turley, Senior Vice         -----See Table Above-----
Preferred  President and Director
Preferred  M.G. Meador, Jr., CFO and
           Secretary                        74,751 (7)    D

         All Officers and Directors
          as a Group (5 persons)         3,320,218        D
                                         2,445,542        I
                                         ---------                     -----
         Total Beneficial Ownership      5,765,760                     63.19
                                         =========                     =====

                       [Footnotes contained on next page]

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted. Total beneficial ownership assumes the exercise of any right to acquire beneficial ownership (i.e. option exercise or conversion).

(2) The percentage calculation takes into account the concomitant increase in the number of issued and outstanding voting securities represented by the exercise or conversion of the shareholder's right to acquire beneficial ownership.

(3) Represent 945,467 shares of common stock and options to acquire 500,000 shares of common stock.

(4) Represents 236,472 shares of common stock held of record by Inter-Pro Property Corporation (USA), of which Mr. Proznik is the principal owner and options to acquire 300,000 shares of common stock.

(5) Represents (i) 1,106,611 shares of preferred stock, each share convertible to one share of Common Stock, at the option of the record holder, subject to automatic conversion on the occurrence of certain events, prior to and including October 17, 2002. 937,500 shares have been placed in escrow to be released subject to certain earn-out provisions; and (ii) options to acquire 750,000 shares of common stock, subject to certain vesting requirements associated with the shareholder's term of employment and management business objectives (MBOs); provided, that none of the options shall be deemed fully vested until October 1, 2001, regardless of the achievement of quarterly MBOs prior to that date.

(6) Represents (i) 1,102,459 shares of preferred stock, each share convertible to one share of Common Stock, at the option of the record holder, subject to automatic conversion on the occurrence of certain events, prior to and including October 17, 2002. 937,500 shares have been placed in escrow to be released subject to certain earn-out provisions; and (ii) options to acquire 750,000 shares of common stock, subject to certain vesting requirements associated with the shareholder's term of employment and management business objectives (MBOs); provided, that none of the options shall be deemed fully vested until October 1, 2001, regardless of the achievement of quarterly MBOs prior to that date.

(7) Each share of preferred stock is convertible to one share of Common Stock at the option of the record holder, subject to automatic conversion on the occurrence of certain events, prior to and including October 17, 2002.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Plan of Recapitalization
------------------------
Subsequent to June 30, 2000, the Company entered into various agreements that allowed for implementing a plan of recapitalization that provides for (i) the cancellation of shares and options held by former affiliates and other shareholders; (ii) the issuance of new shares and options in settlement and release of claims against the Company; and (iii) the issuance of shares to certain creditors of the Company for the conversion of outstanding debt as outlined below.

Cancellation of Shares:

Name of Shareholder            # of Shares (net)
-------------------            -----------
Vaughn Nelson                    2,724,000
Adam Leffler                     2,740,000
Clint Combs                        345,000
Michael Shehan                      71,500
Maven Strategic Partners, Inc.     830,000
                               -----------
   Total Shares cancelled        6,710,500
                               ===========

Cancellation of Options:
                                             Grant     Expire     Exercise
Name of Option Holder         # of Options   Date      Date       $/Share
---------------------         ------------   --------  ---------  -----------
Vaughn Nelson                      250,000   10/18/99  10/18/01   $1.50
Adam Leffler                       270,000   10/18/99  10/18/01   $1.50
Ed Krafchow                         50,000   11/01/99  11/01/04   $1.50
Tavit.com, LLC                     603,000   11/01/99  11/01/01   $1.47-$2.33
Frank J. Gillen                     50,000   10/18/99  10/18/01   $1.50
Sharlene Moore                      50,000   1/17/00   1/17/05    $2.25
J.Greg Spencer                   1,850,000   4/17/00   4/17/05    $3.25
William H. Flury III             1,960,000   4/17/00   4/17/05    $3.25
Others (5 persons)                 333,000   Various   Various    $2.50-$3.25
                              ------------
   Total Options cancelled       5,416,000
                              ============

Issuance of New Options:
                                             Grant     Expire     Exercise
Name of Option Holder         # of Options   Date      Date       $/Share
---------------------         ------------   --------  ---------  -----------
Philip R. Lacerte                  400,000   10/13/00  10/13/05   $1.50
Robert M. Proznik                  300,000   10/13/00  10/13/05   $1.50
Sharlene Moore                      15,000   10/13/00  10/13/05   $1.50
Ed Krafchow                         20,000   10/13/00  10/13/05   $1.50
J. Greg Spencer                    200,000   10/13/00  10/13/05   $1.50
William H. Flury III               350,000   10/13/00  10/13/05   $1.50
Others (6 persons)                 405,000   10/13/00  10/13/05   $1.50
                              ------------
   Total Options issued          1,690,000
                              ============

Issuance of New Shares:

Effective October 13, 2000, the Company issued an aggregate of 100,000 shares to certain shareholders and affiliates of the Company in exchange for the settlement and release of any and all claims relating to rights they may have to acquire shares of the Company's common stock from former affiliates of the Company as follows:

Name of Shareholder            # of Shares
-------------------            -----------
Philip R. Lacerte                   42,500
Ed Krafchow                         12,500
Maven Strategic Partners, Inc.      21,250
Others (3 persons)                  23,750
                               -----------
   Total Shares issued             100,000
                               ===========

Effective October 13, 2000, the Company issued an aggregate of 1,248,795 shares to certain affiliated creditors and note holders in conversion of a line-of-credit and promissory notes and accrued interest aggregating approximately $1,248,795 as follows:

Name of Shareholder                    # of Shares
-------------------                    -----------
Philip R. Lacerte                          832,967
Maven Strategic Partners, Inc.              26,793
Calamitous, LC                              51,442
Inter-Pro Property Corporation (USA)       156,472
Kelly Trimble                               78,236
Rodaric Group, LLC                         102,885
                                       -----------
           Total Shares issued           1,248,795
                                       ===========

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        21
Consolidated Balance Sheet as of June 30, 2000                            22
Consolidated Statement of Operations for the period
 September 23, 1999 (Inception) through June 30, 2000                     23
Consolidated Statement of Stockholders' Equity for the period
 September 23, 1999 (Inception) through June 30, 2000                     24
Consolidated Statement of Cash Flows for the period
 September 23, 1999 (Inception) through June 30, 2000                     25
Notes to Consolidated Financial Statements                                28

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                             Location
-------  ---------  -----------------                             --------
 27       27        Financial Data Schedule                       This Filing

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        EZCONNECT, INC.



Date: November 16, 2000                 By /S/Philip R. Lacerte, Chairman of
                                        the Board, CEO
                                        [Principal Executive Officer and
                                         Principal Accounting Officer]



Date: November 16, 2000                 By /S/Robert M. Proznik, Director

                            REPORT OF INDEPENDENT
                        CERTIFIED PUBLIC ACCOUNTANTS

The Directors and Stockholders of
EZ Connect, Inc.

We have audited the accompanying consolidated balance sheet of EZ Connect, Inc. and Subsidiary as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from September 23, 1999 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZ Connect, Inc. and Subsidiary as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the period from September 23, 1999 (inception) through June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A, the Company has been in the development stage since its inception on September 23, 1999. The Company has generated net losses of $3,903,453 since inception (September 23, 1999) and has an accumulated deficit of $770,318 at June 30, 2000. In addition, the Company has limited operating capital with current liabilities exceeding current assets by $792,067 and no revenue stream at June 30, 2000. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations (Note B). These factors raise substantial doubt about the Company's ability to continue as a going concern.

Salt Lake City, Utah
September 8, 2000 except for Note K for
which the date is October 17, 2000

                      CONSOLIDATED FINANCIAL STATEMENTS
                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET
                               June 30, 2000

ASSETS

Current assets (Note E)
  Cash                                                           $     53,134
  Prepaid expenses                                                     14,192
                                                                 ------------
     Total current assets                                              67,326

Equipment, at cost (Note E)                      $      27,349
  Less accumulated depreciation                         (5,600)        21,749
                                                 -------------   ------------
                                                                 $     89,075
                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                                         $     89,046
  Accrued liabilities (Note D)                                        134,817
  Notes payable to stockholders (Note F)                              100,000
  Line of credit to stockholders (Note E)                             535,530
                                                                 ------------
                                                                      859,393
COMMITMENTS AND CONTINGENCIES (Notes E and I)

STOCKHOLDERS' DEFICIT (Notes B, C and H)
  Preferred stock, $0.001 par value; 5,000,000
   shares authorized, 0 shares issued and
   outstanding                                   $        -
  Common stock, $0.001 par value; 45,000,000
   shares authorized, 8,680,657 shares issued
   and outstanding                                       8,680
  Additional paid-in capital                         3,124,455
  Deficit accumulated during
   the development stage                            (3,903,453)
                                                 -------------   ------------
     Total stockholders' deficit                                     (770,318)
                                                                 ------------
                                                                 $     89,075
                                                                 ============


The accompanying notes are an integral part of this statement.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF OPERATIONS
     For the period September 23, 1999 (Inception) through June 30, 2000




Interest income                                                  $        501

Operating expenses
  Consulting expense for stock options (Note H)  $   1,924,599
  Interest recognized on beneficial feature
   (Notes E and F)                                     640,108
  Salaries                                             365,359
  Compensation expense for stock options (Note H)      291,750
  Other                                                199,370
  Professional fees                                    174,305
  Consulting                                           142,340
  Website and logo development                          97,499
  Interest for stock options (Note H)                   46,200
  Interest                                              16,824
  Depreciation                                           5,600      3,903,954
                                                 -------------   ------------
     Loss before income taxes                                      (3,903,453)

Income taxes (Note G)                                                       -
                                                                 ------------
     NET LOSS                                                    $ (3,903,453)
                                                                 ============

Loss per common share (Note J)
  Basic                                                          $      (0.46)
  Diluted                                                               (0.46)

Weighted-average common and dilutive
 common equivalent shares outstanding (Note J)
  Basic                                                             8,572,918
  Diluted                                                           8,572,918


The accompanying notes are an integral part of this statement.

                       EZConnect, Inc. and Subsidiary
                       (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    For the period September 23, 1999 (Inception) through June 30, 2000

                                                                        Deficit
                                                                      Accumulated
                                  Common Stock         Additional     During the
                             ----------------------      paid-in      Development
                               Number      Amount        capital         Stage         Total
                             ----------  ----------    ----------     -----------    ----------
Balance at
 September 23, 1999               1,000  $        1    $    1,759     $         -   $     1,760

Recapitalization
 of Company (Note C)          8,659,424       8,659       187,459               -       196,118

Issuance of common stock for
 services and compensation       20,233          20        32,580               -        32,600

Issuance of stock options
 for services (Note H)                -           -     1,924,599               -     1,924,599

Issuance of stock options
 in lieu of interest (Note H)         -           -        46,200               -        46,200

Interest recognized on
 beneficial conversion
 feature on line-of-credit
 and notes payable to
 stockholders (Notes E, F and H)      -           -       640,108               -       640,108

Issuance of stock options
 for compensation (Note H)            -           -       291,750               -       291,750

Net loss                              -           -             -      (3,903,453)   (5,110,985)
                             ----------  ----------   -----------     -----------   -----------
Balance at June 30, 2000      8,680,657  $    8,680   $ 3,124,455    $ (3,903,453) $   (770,318)
                             ==========  ==========   ===========     ===========   ===========




The accompanying notes are an integral part of this statement.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
    For the period September 23, 1999 (Inception) through June 30, 2000





Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                                    $ (3,903,453)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                    5,600
       Issuance of stock options for compensation                  1,924,599
       Interest expense recognized on beneficial conversion
        features of line of credit and stockholder notes payable     640,108
       Issuance of stock options for services                        291,750
       Issuance of stock for services and compensation                32,600
       Issuance of stock options in lieu of interest                  46,200
       Changes in assets and liabilities
        Prepaid expenses                                             (14,192)
        Accounts payable                                              88,966
        Accrued liabilities                                          134,817
                                                                 -----------
          Total adjustments                                        3,150,448
                                                                 -----------
          Net cash used in operating activities                     (753,005)
                                                                 -----------
  Cash flows from investing activities-
    Purchase of property and equipment                               (27,349)

  Cash flows from financing activities
    Proceeds from draws on line of credit                            535,530
    Proceeds from the issuance of notes payable to stockholders      135,000
    Proceeds from the issuance of note to affiliate                   30,000
    Stock subscriptions received                                     169,000
    Principal payment on notes payable to stockholders               (38,417)
    Cash obtained in reverse merger                                      615
    Stock issued for cash                                              1,760
                                                                 -----------
          Net cash provided by financing activities                  833,488
                                                                 -----------
          Net increase in cash                                        53,134

Cash at beginning of period                                                -
                                                                 -----------
Cash at end of period                                            $    53,134
                                                                 ===========

                               (Continued)

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
     For the period September 23, 1999 (Inception) through June 30, 2000

Supplemental disclosures of cash flow information
-------------------------------------------------
The Company paid no cash for interest or income taxes the period.

Noncash investing and financing activities
------------------------------------------
Recapitalization
--------------------------------
On September 30, 1999, the Company merged with EZConnect USA, Inc. in a transaction accounted for as a reverse acquisition (recapitalization) (Note
C). Net assets received through the non-cash recapitalization were as follows:

  Cash                                                        $           615
  Notes receivable                                                     30,000
  Notes payable to stockholder                                         (3,417)
  Accounts payable and accrued liabilities                                (80)
  Stock Subscriptions receivable                                      169,000
                                                              ---------------
     Net assets received                                              195,118

  Par value of stock issued in connection with
   recapitalization                                                    (8,659)

  Amount recorded as additional paid-in capital in
   connection with recapitalization                                  (187,459)
                                                              ---------------
                                                              $             -
                                                              ===============
Beneficial conversion feature of convertible debt
------------------------------------------------
As discussed in Notes E and F - the Company recognized charges related to the beneficial conversion feature of the line of credit and notes payable to stockholders issued during the year ended June 30, 2000. The beneficial conversion feature is determined by the difference between the market value of the common stock and the conversion rate of the debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. At June 30, 2000, the beneficial conversion resulted in a non-cash charge recorded as additional interest expense of $640,108.

Stock and stock options issued for compensation, services and interest
----------------------------------------------------------------------
During the period ended June 30, 2000, the Company issued 20,233 shares of stock to employees as compensation and consultants for services received at a total value of $32,600. The value of the expense recognized was based on the market value of the stock issued.


                                 (Continued)

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
     For the period September 23, 1999 (Inception) through June 30, 2000

During the period ended June 30, 2000, the Company issued 823,000 stock options for services received. Expense recognized for the period ended June 30, 2000 related to these options totaled $1,924,599 (Note H).

During the period ended June 30, 2000, the Company issued stock options to board members and an employee in connection with employment agreements and for services rendered. Compensation expense recognized for the period ended June 30, 2000 totaled $291,750 (Notes H and I).

The Company also issued 35,000 options to purchase shares of common stock of the Company to a stockholder. Expense recorded for the period ended June 30, 2000 related to these options totaled $46,200. (Note H)




































The accompanying notes are an integral part of this statement.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. Organization and business activity
-------------------------------------
EZConnect, Inc., (the Company) is a Nevada corporation organized on September 21, 1999 to merge with Diversified Industries, Inc., (Diversified) a Utah corporation. Diversified was a public shell with no operations from November 1, 1996 through September 30, 1999. Its business purpose was to locate and consummate a merger or acquisition with a private entity. Upon completion of the merger on September 30, 1999, all shares of Diversified were converted into shares of stock of the Company with the Company as the surviving corporation.

On September 30, 1999, the Company merged with EZ Connect USA, Inc., a Utah corporation headquartered in Salt Lake City. EZConnect USA Inc. was originally organized on September 23, 1999 to engage in the remote
establishment and disconnection of utility services.   This merger was
accounted for as a reverse acquisition (recapitalization) with a public shell (Note C). Subsequent to the reverse acquisition, the Company determined that the remote utility service connection service industry was not a viable market for the Company. As a result, the Company re-evaluated its proposed business activity, and entered into an agreement of intent to merge in June of 2000 with Encore Wireless, Inc. a California corporation to become a provider of private label wireless internet solutions (Note K).

As of June 30, 2000, the Company's activities have principally been related to market analysis, capital raising, development and other business planning activities. As such, the Company has had no significant revenue from its planned principal operations and is considered a development stage company.

2. Principles of consolidation
------------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EZ Connect USA, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Use of estimates
-------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Depreciation
---------------
Depreciation of equipment is provided on the straight-line method over the estimated useful lives of the assets of three to five years and on accelerated methods for tax purposes.

5. Fair value of financial instruments
--------------------------------------
The carrying value of the Company's trade accounts payable and accrued liabilities approximate their fair values.

6. Income taxes
---------------
The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

7. Net earnings (loss) per share
--------------------------------
Basic earnings (loss) per common share (EPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per common share are based on shares outstanding (computed as under EPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings per share calculation include stock options awarded and shares to be issued in connection with convertible debt. Potential common shares are not included in the diluted loss per share calculation because to do so would be antidilutive.

8. Stock Options
----------------
The Company has elected to following Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $3,903,453 since inception (September 23, 1999), and has an accumulated stockholders deficit of $770,318. In addition the Company's current liabilities exceed its current assets by $792,067 as of June 30, 2000. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

The Company is a development stage enterprise and has not yet generated any revenue through June 30, 2000. During June of 2000, the Company entered a letter of intent to merge with Encore Wireless Inc., (Encore) to continue developing the capability to become a private label wireless provider (Note
K). Once the merger is complete, the Company's ability to develop profitable operations is dependent on building a subscriber base and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure. The Company plans to convert outstanding debt into stock in order to reduce the liabilities of the Company. In addition, the Company intends to reduce overhead costs by consolidating management with Encore once the merger is completed.

NOTE C - RECAPITALIZATION

On September 30, 1999 the Company merged with EZConnect USA, Inc. (USA). USA was originally formed on September 23, 1999. The transaction was initiated through the issuance of 6,075,000 shares of EZConnect, Inc.'s common stock to the shareholders of USA in exchange for all of the outstanding common stock of USA.

The combination of EZConnect, Inc. and EZConnect USA, Inc. was recorded as a reverse acquisition of EZ Connect, Inc. As such, the historical financial statements of EZ Connect, USA, Inc., the accounting acquirer, are presented. After the reverse acquisition there were 8,660,464 shares of common stock outstanding with approximately 30 percent of those shares being held by former stockholders of Diversified.

NOTE D - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2000 consisted of the following:

     Legal fees                  $    64,553
     Accrued consulting fees          28,789
     Accrued compensation             23,682
     Accrued software expense          7,165
     Accrued bonus                     5,000
     Accrued interest                  4,578
     Customer deposit                  1,050
                                 -----------
                                 $   134,817
                                 ===========

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE E - LINE OF CREDIT

During 2000, the Company obtained a line of credit from a stockholder for up to $1,500,000 bearing interest at 10 percent. The line of credit is convertible into stock at the option of the debt holder at $1.00 per share.
At any time the market price of the stock is higher than the conversion rate on the day of draw on the line of credit, the difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the period ended June 30, 2000, the beneficial conversion resulted in an increase of interest expense of $535,530 and an effective interest rate on the line of credit of approximately 307 percent. The Company had an outstanding balance of $535,530 in borrowings against the line at June 30, 2000, with $964,470 remaining credit available. The line of credit is collateralized by all of the Company's assets.

NOTE F - NOTES PAYABLE TO STOCKHOLDERS

The Company has three uncollateralized notes payable to stockholders in the aggregate amount of $100,000 with an interest rate of 10 percent. All notes are considered past due as of June 30, 2000. These notes are convertible into stock at the option of the debt holder at $1.00 per share. The market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the period ended June 30, 2000, the beneficial conversion resulted in an increase in interest expense of $104,578 and an effective interest rate on the notes of approximately 218 percent. Subsequent to June 30, 2000 all outstanding notes were converted to stock (Note K).

NOTE G - INCOME TAXES

The Company has sustained a net operating loss in the period presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $1,119,662 for the period ended June 30, 2000.

As of June 30, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $480,226 that expire in 2020. Utilization of the net operating loss is dependent on the profitable operation of the Company in the future. In addition, utilization of approximately $913,000 federal and $271,000 state net operating losses are subject to limitations on the carryforward of net operating losses after a change in ownership according to the US Internal Revenue Code.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE G - INCOME TAXES - CONTINUED

Income tax benefit differs from the amount computed by applying the U.S. Federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:

  Computed tax benefit                                   $ (1,327,174)
  State income taxes                                         (106,136)
  Non-deductible items                                        233,648
  Change in valuation allowance                             1,199,662
                                                         ------------
     Income taxes                                        $          -
                                                         ============

Deferred income tax assets and liabilities are as follows:

  Deferred tax assets

  Benefit of net operating loss carryforwards            $    480,226
  Asset reserve and accrued liabilities                       719,255
  Depreciation                                                    181
  Less valuation allowance                                 (1,199,662)
                                                         ------------
  Net deferred tax assets (liabilities)                  $          -
                                                         ============

NOTE H - OPTIONS

During 2000, the board of directors approved two stock option plans. The 1999 non-qualified stock option plan and the 2000 non-qualified stock option plan, as well as various consulting and executive options. Under the 1999 Plan, the Company granted 250,000 options to various consultants. Options granted under this plan vested immediately and expire five years after the date of grant. The 1999 Plan had a maximum of 500,000 options.

Under the 2000 Plan, the Company granted 2,095,000 options to employees and consultants of the Company. Options under the 2000 Plan vest at different rates from immediately to three years. The options expire five years after the grant date. The 2000 Plan had a maximum of 5,000,000 options.

During 2000, the Company also granted options to three executives and various consultants under newly executed employment (Note I) and consulting agreements. The agreements granted options to acquire an aggregate of 3,311,000 shares of common stock at exercise prices from $1.00 to $5.75 per share. The options under these agreements vest and expire through January 2002.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (inception) through June 30, 2000

NOTE H - OPTIONS - CONTINUED

Options have been granted to the following:
                                                               Number of
                                                                 Shares
                                                             ------------
  Board members                                                   250,000
  Executive officers, including officers who are directors      4,478,000
  Other employees                                                  70,000
  Consultants                                                     823,000
  Options issued in lieu of interest                               35,000
                                                             ------------
                                                                5,656,000
                                                             ============

The Company accounts for stock option grants to employees and directors under its Plans in accordance with APB 25 and related interpretations. Accordingly, no compensation costs are recognized for options granted under the Plan at or in excess of the fair market value of the stock on the date of grant. During the period ended June 30, 2000, the Company granted 4,798,000 options to employees and/or board members of which 263,000 were below market value at the date of grant resulting in compensation expense of $291,750. The remaining 4,535,000 options were issued at a price at or in excess of fair market value and therefore, no compensation was recorded. Had compensation expense for the options granted been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

  Net loss                    As reported             $    3,903,453
                              Pro forma                   12,854,223

  Loss per share - basic
   and diluted                As reported                      (0.46)
                              Pro forma                        (1.50)

The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000: expected volatility of 152 percent; risk-free interest rate ranging from 5.625 percent to 6.750 percent; and expected life ranging from two to five years, respectively. The weighted-average fair value of options granted to employees was $3.26.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (inception) through June 30, 2000

NOTE H - OPTIONS - CONTINUED

During the period ended June 30, 2000, the Company also issued options to purchase 823,000 shares of common stock of the Company to outside consultants for services received. The options are exercisable at prices ranging from $1.47 to $3.25 per share. The value of the services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered whichever is more readily determinable. Expense for services is recognized at the time the services were rendered and the options become exercisable. Expense recognized for the period ended June 30, 2000 related to these options totaled $1,924,599.

The Company also issued 35,000 options to purchase shares of the Company's common stock. These options were exercisable the date of grant at $2.25 per share in connection with the issuance of notes payable to stockholders. Expense related to these options is recognized at the fair value of the option based on modified Black-Scholes option-pricing model. The Company recorded a non-cash charge to interest expense of $46,200 for these options.

Changes in the Company's stock options during the period are as follows:

                                                                  Weighted-
                                                                  Average
                                        Stock         Exercise    Exercise
                                        Options       Price       Price
                                        ------------  ----------  -----------
Outstanding at September 23, 1999                  -           -            -
  Granted                                  5,656,000  $   1-5.75  $      2.78
  Exercised                                        -           -            -
  Canceled or expired                              -           -            -
                                        ------------
Outstanding at June 30, 2000               5,656,000      1-5.75         2.78
                                        ============
Exercisable at June 30, 2000               2,711,000      1-5.75         2.83
                                        ============

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE H - OPTIONS - CONTINUED

A summary of the status of the options outstanding under the Company's stock option plan at June 30, 2000 is presented below:

STOCK OPTIONS ISSUED BELOW MARKET PRICE.

                                          Weighted-
                                          average        Weighted-                  Weighted-
                                          remaining      average                    average
                             Number       contractual    exercise     Number        exercise
Range of exercise prices     Outstanding  life (years)   price        exercisable   price
------------------------     -----------  ------------   ----------   -----------   ---------
$1.00-1.50                     583,000    2.13           $1.48          583,000     $1.48
 1.51-2.00                           -       -               -                -         -
 2.01-2.50                     648,000    1.84            2.30          648,000      2.30
                             ---------                                ---------
                             1,231,000                                1,231,000

STOCK OPTIONS ISSUED AT MARKET PRICE.

                                          Weighted-
                                          average        Weighted-                  Weighted-
                                          remaining      average                    average
                             Number       contractual    exercise     Number        exercise
Range of exercise prices     Outstanding  life (years)   price        exercisable   price
------------------------     -----------  ------------   ----------   -----------   ---------
$1.00-1.50                     320,000    1.32           $1.50          320,000     $1.50
 1.51-2.00                           -       -               -                -         -
 2.01-2.50                      95,000    4.66            2.50           95,000      2.50
 2.51-3.00                      55,000    4.96            3.00                -         -
 3.01-3.50                   1,985,000    3.61            3.25          610,000      3.25
 5.75                        1,960,000    2.69            5.75          455,000      5.75
                             ---------                                ---------
                             4,415,000                                1,480,000

STOCK OPTIONS ISSUED ABOVE MARKET PRICE.

                                          Weighted-
                                          average        Weighted-                  Weighted-
                                          remaining      average                    average
                             Number       contractual    exercise     Number        exercise
Range of exercise prices     Outstanding  life (years)   price        exercisable   price
------------------------     -----------  ------------   ----------   -----------   ---------
$3.01-3.50                      10,000    4.86           $3.25                -     $   -
                             ---------                                ---------
                             5,656,100                                2,711,000
                             =========                                =========

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements is $808,000 annually over the next three years. The agreements also include bonuses of $860,000 and stock option clauses upon meeting specified business objectives and time requirements. Subsequent to June 30, 2000, the Company entered into settlement agreements for several of these agreements that were terminated. (Note H and K).

NOTE J - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share including dilutive potential common stock.

  Common shares outstanding during the entire period                   1,000
  Weighted-average common shares issued during the period          8,571,918
                                                                ------------
  Weighted-average number of common shares used in basic EPS       8,572,918
  Dilutive effect options                                                  -
                                                                ------------
  Weighted-average number of common shares and dilutive
   potential common stock used in dilutive EPS                     8,572,918
                                                                ============

Shares from the exercise of all outstanding options (Note H) were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the period ended June 30, 2000.

NOTE K - SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company entered into various agreements that allowed for implementing a plan of recapitalization that provides for (1) the cancellation of shares and options held by former affiliates and other shareholders; (2) the issuance of new shares and options in settlement and release of claims against the Company; and (3) the issuance of shares to certain creditors of the Company for the conversion of outstanding debt.

In connection with this plan of recapitalization, stockholders returned 6,710,500 shares of common stock to the Company as authorized and unissued. Holders of certain stock options also surrendered 5,416,000 options to purchase common stock of the Company for cancellation.

Of these options, 4,013,000 were surrendered by certain terminated employees in connection with the settlement of their employment agreements subsequent to June 30, 2000. The Company settled these agreements for $34,000 in cash and the issuance of 595,000 options to purchase common stock for any and all claims.

                         EZConnect, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the period September 23, 1999 (Inception) through June 30, 2000

NOTE K - SUBSEQUENT EVENTS - CONTINUED

Various consultants, stockholders and board members surrendered the remaining 1,403,000 options canceled. Subsequent to the cancellation of these options, the Company issued new options to purchase 1,095,000 shares of the Company's common stock to certain of these individuals.

Simultaneous with the plan of recapitalization, stockholders converted all principal and accrued interest on notes due from the Company totaling $1,248,795 for 1,248,795 shares of common stock of the Company.

Effective October 13, 2000, the Company issued an aggregate of 100,000 shares to certain shareholders and affiliates of the Company in exchange for the settlement and release of any and all claims relating to rights they may have to acquire shares of the Company's common stock from former affiliates of the Company.

Subsequent to June 30, 2000, the Company merged with Encore Wireless, Inc. (Encore), a California company, wherein the Company acquired Encore for $350,000 cash and 2,500,000 shares of its Series A Convertible Preferred Stock. The acquisition was recorded as a purchase with Encore continuing as a wholly-owned subsidiary of the Company. Of the 2,500,000 shares of the Company's Series A Preferred Stock issued to the Encore shareholders, 1,875,000 shares have been placed in escrow and will be released based on certain performance criteria. One-half of the shares placed in escrow will be "earned-out" based on Encore achieving a minimum number of subscribers and the other one-half of the shares placed in escrow shall be "earned-out" based on the continued active involvement of certain shareholders.

Subsequent to June 30, 2000, the Company initiated a private placement arrangement to raise $1,500,000 through the sales common stock with a minimum placement of $1,000,000 as required by the Encore merger agreement. As of the closing date of the merger with Encore, the Company had successfully raised the $1,000,000 minimum through the sale of 1,000,000 shares of common stock to accredited investors.