Form 10KSB/A
period 2000-06-30
EZCONNECT INC /UT/
filed 2000-11-17
CIK 1093568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NOTE G - INCOME TAXES

The Company has sustained a net operating loss in the period presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $1,199,662 for the period ended June 30, 2000.

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