Form 10QSB
period 2000-09-30
EZCONNECT INC /UT/
filed 2000-12-22
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-27249


                               EZCONNECT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0284731
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2900 Townsgate Road, Suite 200, Westlake Village, CA             91361
----------------------------------------------------      -------------------
(Address of principal executive offices)                      (Zip Code)

                                 (805) 557-9906
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 4,324,342 shares of common stock, par value $0.001, as of December 20, 2000.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


EZConnect Inc (the "Company") has included the consolidated balance sheets of the Company (a development stage company) as of September 30, 2000 (unaudited), and June 30, 2000 (the end of the Company's most recently completed fiscal year), and unaudited consolidated statements of operations and cash flows for the three months ended September 30, 2000 and for the periods from September 23, 1999 (inception) through September 30, 1999 and cumulative from September 23, 1999 (inception) through September 30, 2000, together with unaudited condensed notes thereto. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' deficit in conformity with accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statement of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended June 30, 2000.

                      CONSOLIDATED FINANCIAL STATEMENTS

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEET


ASSETS
                                            September 30,          June 30,
                                                2000                 2000
                                            -------------        ------------
                                             (Unaudited)
Current assets (Note C)
  Cash                                      $      18,267        $     53,134
  Employee advances                                   815                -
  Prepaid expenses                                   -                 14,192
                                            -------------        ------------
     Total current assets                          19,082              67,326

Equipment, at cost (Note C)                        39,099              27,349
  Less accumulated depreciation                    (7,813)             (5,600)
                                            -------------        ------------
                                                   31,286              21,749

  Equity investment in Encore (Note H)            350,000                -
                                            -------------        ------------
                                            $     400,368        $     89,075
                                            =============        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                    $     188,478        $     89,046
  Accrued liabilities                              26,834             134,817
  Notes payable to stockholders (Note D)          450,000             100,000
  Line of credit to stockholders (Note C)         832,966             535,530
                                            -------------        ------------
     Total current liabilities                  1,498,278             859,393

COMMITMENTS AND CONTINGENCIES (Notes C and F)

STOCKHOLDERS' DEFICIT (Note B)
  Preferred stock, $0.001 par value;
   5,000,000 shares authorized, 0 shares
   issued and outstanding                            -                   -
  Common stock, $0.001 par value;
   45,000,000 shares authorized,
   8,686,047 and 8,680,657 shares
   issued and outstanding, respectively             8,686               8,680
  Additional paid-in capital                    3,410,867           3,124,455
  Deficit accumulated during
   the development stage                       (4,517,463)         (3,903,453)
                                            -------------        ------------
     Total stockholders' deficit               (1,097,910)           (770,318)
                                            -------------        ------------
                                            $     400,368        $     89,075
                                            =============        ============

The accompanying notes are an integral part of these statements.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                                                                    Cumulative
                                                                    September 23,     from
                                                                       1999        September 23,
                                                     Three Months   (Inception)        1999
                                                         Ended        through         through
                                                     September 30,  September 30,  September 30,
                                                          2000          1999           2000
                                                     ------------   ------------    ------------
Revenues                                              $      -       $      -        $      -
Interest income                                              -              -                501
Other income                                                1,268           -              1,268
                                                     ------------   ------------    ------------
     TOTAL REVENUES                                         1,268           -              1,769

Operating expenses
  Consulting expense for stock options                $      -              -          1,924,599
  Interest recognized on beneficial conversion
   feature (Notes C and D)                                273,755           -            913,863
  Salaries                                                191,293           -            556,652
  Compensation expense for stock options                     -              -            291,750
  Administrative expenses                                  75,275             56         274,645
  Professional fees                                        37,977          3,000         212,282
  Consulting                                               10,000          6,500         152,340
  Website and logo development                               -            12,560          97,499
  Interest for stock options                                 -              -             46,200
  Interest                                                 24,765            150          41,589
  Depreciation                                              2,213           -              7,813
                                                     ------------   ------------    ------------
     TOTAL EXPENSES                                       615,278         22,266       4,519,232
                                                     ------------   ------------    ------------

Loss before income taxes                                 (614,010)       (22,266)     (4,517,463)

Income taxes (Note E)                                        -              -               -
                                                     ------------   ------------    ------------
     NET LOSS                                        $   (614,010)       (22,266)     (4,517,463)
                                                     ============   ============    ============

Loss per common share (Note G)
  Basic                                              $       (.07)  $     (22.26)   $      (0.46)
  Diluted                                            $       (.07)  $     (22.26)   $      (0.46)

Weighted-average common and dilutive
 common equivalent shares outstanding (Note G)
  Basic                                                 8,685,089           1,000      8,572,918
  Diluted                                               8,685,089           1,000      8,572,918








The accompanying notes are an integral part of these statements.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                                                    Cumulative
                                                                    September 23,      from
                                                                       1999        September 23,
                                                     Three Months   (Inception)        1999
                                                         Ended        through         through
                                                     September 30,  September 30,  September 30,
                                                          2000          1999           2000
                                                     ------------   ------------    ------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                          $  (614,010)   $   (22,266)    $(4,517,463)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                         2,213           -              7,813
       Issuance of stock options for compensation            -              -          1,924,599
       Interest expense recognized on beneficial
        conversion features of line of credit and
        stockholder notes payable                         273,755           -            913,863
       Issuance of stock options for compensation            -              -            291,750
       Issuance of stock for services and compensation     12,663           -             45,263
       Issuance of stock options in lieu of interest         -              -             46,200
       Changes in assets and liabilities
        Employee advances                                    (815)          -               (815)
        Prepaid expenses and other assets                  14,192         (2,327)           -
        Trade accounts payable                             99,432          3,350         188,398
        Accrued liabilities                              (107,983)          -             26,834
                                                     ------------   ------------    ------------
          Total adjustments                               293,457          1,023       3,443,905
                                                     ------------   ------------    ------------
          Net cash used in operating activities          (320,553)       (21,243)     (1,073,558)
                                                     ------------   ------------    ------------
  Cash flows from investing activities-
    Purchase of equipment                                 (11,750)        (4,348)        (39,099)
    Purchase of equity investment in Encore              (350,000)          -           (350,000)
                                                     ------------   ------------    ------------
         Net cash used in investing activities           (361,750)        (4,348)       (389,099)

  Cash flows from financing activities
    Proceeds from draws on line of credit
     to stockholder                                       297,436           -            832,966
    Proceeds from the issuance of notes payable
     to stockholders                                      350,000         30,000         485,000
    Proceeds from the issuance of note to affiliate
     prior to merger                                         -              -             30,000
    Stock subscriptions received                             -              -            169,000
    Principal payment on notes payable to stockholders       -              -            (38,417)
    Cash obtained in reverse merger                          -              -                615
    Stock issued for cash                                    -             1,760           1,760
                                                     ------------   ------------    ------------
          Net cash provided by financing activities       647,436         31,760       1,480,924
                                                     ------------   ------------    ------------

          Net (decrease) increase in cash                 (34,867)         6,169          18,267

Cash at beginning of period                                53,134           -               -
                                                     ------------   ------------    ------------
Cash at end of period                                $     18,267   $      6,169    $     18,267
                                                     ============   ============    ============

                                             (Continued)

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

Supplemental disclosures of cash flow information
-------------------------------------------------
The Company paid no cash for interest or income taxes during the periods.

Noncash investing and financing activities
------------------------------------------
During the period from September 23, 1999 (inception) through September 30, 1999, the Company purchased $11,950 in property and equipment through the issuance of capital lease obligations.

Recapitalization
--------------------------------
On September 30, 1999, the Company merged with EZConnect USA, Inc. in a transaction accounted for as a reverse acquisition (recapitalization). Net assets received through the non-cash recapitalization were as follows:

  Cash                                                        $           615
  Notes receivable                                                     30,000
  Notes payable to stockholder                                         (3,417)
  Accounts payable and accrued liabilities                                (80)
  Stock Subscriptions receivable                                      169,000
                                                              ---------------
     Net assets received                                              196,118

  Par value of stock issued in connection with
   recapitalization                                                    (8,659)

  Amount recorded as additional paid-in capital in
   connection with recapitalization                                  (187,459)
                                                              ---------------
                                                              $             -
                                                              ===============
Beneficial conversion feature of convertible debt
------------------------------------------------
As discussed in Notes C and D - the Company recognized charges related to the beneficial conversion feature of the line of credit and notes payable to stockholders issued during the three months ended September 30, 2000. The beneficial conversion feature is determined by the difference between the market value of the common stock and the conversion rate of the debt up to the amount of debt issued. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. The beneficial conversion resulted in a non-cash charge recorded as additional interest expense of $273,755 and $913,863 for the three months ended September 30, 2000 and cumulative from inception (September 23, 1999) through September 30, 2000, respectively.

Stock issued for services
-------------------------
During the three months ended September 30, 2000 and 1999 and cumulative from inception (September 23, 1999) through September 30, 2000, the Company issued 5,390 and 26,623 shares of stock to various parties for compensation and services received at a total value of $12,663 and $47,023, respectively. The value of the expense recognized was based on the market value of the stock issued.

The accompanying notes are an integral part of these statements.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EZConnect, Inc. ("The Company")have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation SX. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. In the opinion of management, the financial statements reflect all adjustments, (consisting only of normal recurring adjustments) necessary to fairly present the financial position as of September 30, 2000 and June 30, 2000 and its results of operations and cash flows of the Company for the three months ended September 30, 2000 and for the periods from inception (September 23,1999) through September 30, 1999 and cumulative from inception (September
23, 1999) through September 30 2000.   The results of operations for the three
months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending June 30, 2001.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $4,517,463 since inception (September 23, 1999), and has an accumulated stockholders deficit of $1,097,910 at September 30, 2000. In addition the Company's current liabilities exceed its current assets by $1,479,196 as of September 30, 2000. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

The Company is a development stage enterprise and has not yet generated any revenue through September 30, 2000. In June of 2000, the Company entered into a letter of intent to merge with Encore Wireless Inc. (Encore), and to continue developing the capability to become a private label wireless provider. Subsequent to the merger, the Company's ability to develop profitable operations is dependent on building a subscriber base and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure. The Company plans to convert outstanding debt into stock in order to reduce the liabilities of the Company. In addition, the Company intends to reduce overhead costs by consolidating management with Encore once the merger is completed.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

NOTE C - LINE OF CREDIT

During 2000, the Company obtained a line of credit from a stockholder for up to $1,500,000 bearing interest at 10 percent. The line of credit is convertible into stock at the option of the debt holder at $1.00 per share.
At any time the market price of the stock is higher than the conversion rate on the day of draw on the line of credit, the difference between the price to convert and the market price of the stock (limited to the amount of debt issued) is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. The beneficial conversion resulted in an increase of interest expense of $273,755 and $809,285 and an effective interest rate on the line of credit of approximately 140 and 170 percent for the three months ended September 30, 2000 and cumulative from September 23, 1999 (inception) through September 30, 2000. The Company had outstanding balances of $832,966 and $535,530 in borrowings against the line at September 30 and June 30, 2000, respectively. The remaining credit available as of September 30, 2000 is $667,034. The line of credit is collateralized by all of the Company's assets.

NOTE D - NOTES PAYABLE TO STOCKHOLDERS

The Company has three uncollateralized notes payable to stockholders in the aggregate amount of $450,000 with an interest rate of 10 percent. Of the notes, $100,000 in notes are convertible into stock at the option of the debt holder at $1.00 per share. The market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the period cumulative from September 23, 1999 (inception) through September 30, 2000, the beneficial conversion feature resulted in an increase in interest expense of $104,578 and an effective interest rate on the notes of approximately 218 percent. Subsequent to September 30, 2000 all outstanding notes were converted to stock (Note H).

NOTE E - INCOME TAXES

The Company has sustained net operating losses in all periods presented.
There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $126,915 and $1,326,577 for the three months ended September 30, 2000 and cumulative from September 23, 1999 (inception) through September 30, 2000, respectively.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

NOTE E - INCOME TAXES - CONTINUED

As of September 30, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $3,556,577 that expire though 2020. Utilization of the net operating losses is dependent on the profitable operations of the Company.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements is $808,000 annually over the next three years. The agreements also include bonuses totaling $860,000 over the next three years and stock option clauses upon meeting specified business objectives and time requirements. Subsequent to September 30, 2000, the Company entered into settlement agreements for several of these agreements that were terminated. (Note H).

NOTE G - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share including dilutive potential common stock.
                                                                   Cumulative
                                                                     from
                                                      September    September
                                          Three       23, 1999     23, 1999
                                          months     (Inception)  (Inception)
                                          ended        through      through
                                        September     September    September
                                         30, 2000     30, 1999     30, 2000
                                     --------------   ---------  -----------
  Common shares outstanding
   during the entire period               8,680,657       1,000        1,000
                                     --------------   ---------  -----------
  Weighted-average common
   shares issued during the period            4,632        -       8,571,918
                                     --------------   ---------  -----------
  Weighted-average number of common
   shares used in basic EPS               8,685,089       1,000    8,572,918
                                     --------------   ---------  -----------
  Dilutive effect options                      -           -            -
                                     --------------   ---------  -----------

  Weighted-average number of common
   shares and dilutive potential
   common stock used in dilutive EPS      8,685,089       1,000    8,572,918
                                     ==============   =========  ===========

Shares from the exercise of all outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for all periods presented.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

NOTE H - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company entered into various agreements that allowed for implementing a plan of recapitalization that provides for (1) the cancellation of shares and options held by former affiliates and other shareholders; (2) the issuance of new shares and options in settlement and release of claims against the Company; and (3) the issuance of shares to certain creditors of the Company for the conversion of outstanding debt.

In connection with this plan of recapitalization, stockholders returned 6,710,500 shares of common stock to the Company as authorized and unissued shares. Holders of certain stock options also surrendered 5,416,000 options to purchase common stock of the Company for cancellation.

Of these options, 4,013,000 were surrendered by certain terminated employees in connection with the settlement of their employment agreements subsequent to September 30, 2000. The Company settled these agreements for $34,000 in cash and the issuance of 595,000 options to purchase common stock for any and all claims.

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

Subsequent to September 30, 2000, the Company merged with Encore Wireless, Inc. (Encore), a California company, wherein the Company acquired Encore for $350,000 cash (advanced to Encore prior to September 30, 2000 and reflected as an equity investment) and 2,500,000 shares of the Company's Series A Convertible Preferred Stock. The acquisition was recorded as a purchase with Encore continuing as a wholly-owned subsidiary of the Company. Of the 2,500,000 shares of the Company's Series A Preferred Stock issued to the Encore shareholders, 1,875,000 shares have been placed in escrow and will be released based on certain performance criteria. One-half of the shares placed in escrow will be "earned-out" based on Encore achieving a minimum number of subscribers and the other one-half of the shares placed in escrow shall be "earned-out" based on certain shareholders' continued active involvement in the operations of the Company.

                       EZConnect, Inc. and Subsidiary
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three months ended September 30, 2000 and
        September 23, 1999 (Inception) through September 30, 1999 and Cumulative from September 23, 1999 (Inception) through September 30, 2000

NOTE H - SUBSEQUENT EVENTS


Subsequent to September 30, 2000, the Company initiated a private placement arrangement to raise $1,500,000 through the sale of common stock with a minimum placement of $1,000,000 as required by the Encore merger agreement. As of the October 17, 2000 merger with Encore, the Company had successfully raised the $1,000,000 minimum through the sale of 1,000,000 shares of common stock to accredited investors.

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

Results of Operations for three months ended September 30, 2000 compared to the period from September 23, 1999 (Inception) through September 30, 1999.
------------------------------------------------------------------------------
During its operating history EZConnect has had no revenues from the sale of its services. EZConnect is developing the capability to become a private label wireless provider, and on July 8, 2000 entered into a Merger Agreement with Encore, a provider of private label wireless Internet solutions to the marketplace. EZConnect completed the acquisition of Encore on October 17, 2000.

Corporate Expense. For the three month period ended September 30, 2000, total operating expenses were $615,278, consisting mainly of interest expense for the beneficial conversion feature on notes and line of credit of $273,755; salaries of $191,293, and administrative expenses of $75,275. All other operating expenses aggregated $74,955. The operating expenses for the three month period ended September 30, 2000 were substantially higher than the aggregate operating expenses of $22,266 for the comparative period ended September 30, 1999 due in large part to the fact that the prior comparative period represented only a 7 day period from inception (September 23, 1999)through September 30, 1999.

EZConnect has a line of credit for up to $1,500,000 from a shareholder/director. The line of credit had a conversion feature that allowed the shareholder/director to convert the principal and interest under the line of credit into common stock at his option at $1 per share. Because of the conversion feature of the line of credit, at any time the market price of the common stock is higher than the conversion rate on the day of draw on the line of credit, the difference between the price to convert and the market price of the stock, up to the amount of the debt, is considered a beneficial conversion feature. The beneficial conversion feature is recorded as additional interest expense and is recognized at the time the debt becomes convertible into stock. Therefore, for the period ended September 30, 2000, the beneficial conversion resulted in an increase of interest expense of $273,755 and an effective interest rate on the line of credit of approximately 140 percent. At September 30, 2000, the Company had an outstanding balance of $832,966 in borrowings against the line of credit, with $667,034 remaining credit available. In October 2000, the shareholder/director exercised his right of conversion under the line of credit, converting $832,966 of principal and accrued interest into 832,967 shares of common stock.

At September 30, 2000, EZConnect had notes payable to other stockholders in the aggregate of $450,000. Of these notes, $100,000 were immediately convertible into stock at the option of the debt holder at $1 per share upon issuance. The difference between the price to convert and the market price of the common stock on the date the notes were issued and considered convertible is a beneficial conversion feature recorded as additional interest expense recognized when the debt becomes convertible into common stock. Subsequent to September 30, 2000 all outstanding notes were converted to common stock.

During the three months ended September 30, 2000, EZConnect issued 5,390 shares of common stock in lieu of cash to certain non-affiliated third-party vendors for services and compensation valued at $12,663.

Other Income. EZConnect had other income of $1,268 during the three month period ended September 30, 2000 and no income for the period from September 23, 1999 (inception) to September 30, 1999.

EZConnect experienced a net loss of $614,010 for the three month period ended September 30, 2000. The basic and diluted loss per share was $0.07 on the weighted average number of shares outstanding of 8,685,089. EZConnect experienced a net loss of $22,266 for the period from September 23, 1999 (inception) to September 30, 1999. The basic and diluted loss per share was $22.26 on the weighted average number of shares outstanding of 1,000.

Liquidity and Capital Resources
-------------------------------
During the three month period ended September 30, 2000, EZConnect financed operations through draws against its line of credit and additional loans from shareholders. EZConnect will require substantial additional working capital to continue its business operations.

At September 30, 2000, EZConnect had current assets of $19,082 and current liabilities of $1,498,278, for a working capital deficit of $1,479,196. EZConnect had cash of $18,267 and its equity investment in Encore Wireless of $350,000 (represents cash advanced toward the acquisition price). Net cash used in operating activities was $320,553, which was funded primarily by draws against the line of credit and loans from affiliates. At September 30, 2000, EZConnect had net property and equipment of $31,286, after deduction of $7,813 in accumulated depreciation. EZConnect's property and equipment consists mainly of office and computer equipment.

Management of EZConnect is aware of its ongoing cash requirements and subsequent to September 30, 2000, implemented a recapitalization plan that is intended to (i) reduce administrative expenses by consolidating management with Encore; (ii) provide for up to $1,500,000 in equity funding through the private placement of its common stock; and (iii) provided for the conversion of approximately $1,250,000 in loans and accrued interest to equity through the exercise of conversion features. Further, management will continue to seek additional equity financing from existing shareholders and other investment capital resources. However, there can be no assurance that such additional financing will occur, or if it does occur, that it can be completed on terms favorable to the Company. Because of EZConnect's limited financial resources, it does not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 2001.

Impact of Inflation
-------------------
Inflation did not have a material impact on EZConnect's operations during the period ended September 30, 2000, and it is not expected to have a material impact on EZConnect's or Encore's future operations.

Principal Customers
-------------------
During the three month period ended June 30, 2000, EZConnect had no individual customer that accounted for more than 10% of its revenues.

Seasonality
-----------
Management knows of no seasonal aspects relating to the nature EZConnect's business operations that had a material effect on the financial condition or results of operation of the Company.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended September 30, 2000, EZConnect issued 5,390 shares to certain non-affiliated third-party vendors for services and compensation valued at $12,663. The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 3(b) and/or Section 4(2) of the Securities Act. The value of the securities was determined to be the fair market value for the services provided.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the reporting period.

                         ITEM 5.  OTHER INFORMATION

On October 17, 2000, EZConnect, Inc. ("EZConnect") finalized its Agreement and Plan of Merger ("Merger Agreement") with Encore Wireless, Inc., a California corporation ("Encore"), wherein EZConnect acquired Encore for $350,000 cash and 2,500,000 shares of its Series A Preferred Stock. The acquisition was structured as a stock-for-stock exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code. The securities issued in the acquisition were issued in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended. Encore is now a wholly-owned subsidiary of EZConnect.

Of the 2,500,000 shares of EZConnect Series A Preferred Stock issued to the Encore shareholders, 1,875,000 shares have been placed in escrow and will be released based on certain performance criteria. One-half the shares placed in escrow will be "earned-out" based on Encore achieving a minimum number of subscribers and the other one-half of the shares placed in escrow shall be "earned-out" based on the continued active involvement of certain shareholders with the growth and development of Encore.

As a result of the acquisition of Encore, EZconnect is now a provider of private label wireless Internet solutions. Encore offers its customers wireless voice and data services throughout the United States made available on the Sprint PCS (R) Nationwide Network. Encore's service provider relationship with Sprint PCS assures Encore customers the availability of nationwide digital wireless services on the Sprint PCS (R) Nationwide Network, while being provided complete private label customer and back office support by Encore. (See Current Report on Form 8-K, October 17, 2000).

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

Exhibit No.   SEC Ref. No.   Title of Document
-----------   ------------   -----------------
27             27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None were filed during the three months ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EZCONNECT, INC.
                                         [Registrant]
Dated: December 21, 2000                 /S/Philip R. Lacerte, C.E.0.