Form 10QSB/A
period 1999-12-31
ENCORE WIRELESS INC
filed 2001-04-16
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  0-27249


                           ENCORE WIRELESS, INC.
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

                                (818) 889-9925
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited consolidated balance sheet of the Company as of December 31, 1999; the related unaudited consolidated statements of operations for the three month period ended December 31, 1999 and the period September 23, 1999 (inception) through December 31, 1999; and the related unaudited consolidated statements of stockholders' equity and cash flows for the period September 23, 1999 (inception) through December 31, 1999; are attached hereto and incorporated herein by this reference.

     Operating results for the three month period ended December 31, 1999 and for the period September 23, 1999 (inception) through December 31, 1999 are not necessarily indicative of the results that can be expected for the period September 23, 1999 (inception) through June 30, 2000.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                         Consolidated Balance Sheet
                              December 31, 1999
                                 (Unaudited)

                                   ASSETS
                                   ------


CURRENT ASSETS
 Cash                                            $      8,992
                                                 ------------
     Total Current Assets                               8,992
                                                 ------------
PROPERTY AND EQUIPMENT
 Computer and office equipment                         26,286
 Less: accumulated depreciation                        (1,345)
                                                 ------------
     Total Property and Equipment                      24,941
                                                 ------------
OTHER ASSETS
 Intangible assets, less amortization of $150           8,860
                                                 ------------
TOTAL ASSETS                                     $     42,793
                                                 ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                          80
 Accrued liabilities                                    3,020
 Customer deposits                                      1,050
 Accrued payroll taxes                                  3,774
                                                 ------------
     Total Current Liabilities                          7,924
                                                 ------------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $0.001,
   5,000,000 shares authorized, no shares
   issued and outstanding                                -
 Common stock, par value $0.001, 45,000,000
   shares authorized, 8,660,424 shares
   issued and outstanding                               8,660
 Additional paid-in capital                         1,832,040
 Deficit accumulated during the
  development stage                                (1,805,831)
                                                 ------------
     Total Stockholders' Equity                        34,869
                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     42,793
                                                 ============

The accompanying notes are an integral part of this consolidated financial statement.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                (Unaudited)

                                         For the Three    For the period
                                         Months  Ended  September 23, 1999
                                          December 31,  (Inception) through
                                              1999       December 31, 1999
                                         -------------   -----------------

REVENUES                                 $        -      $            -
                                         -------------   -----------------
EXPENSES
  Selling and marketing                          1,385               1,385
  General and administrative                   113,227             122,933
  Research and development                      22,713              35,273
  Depreciation and amortization                  1,495               1,495
  Consulting expense for stock options       1,417,822           1,417,822
  Compensation expense for stock options       225,000             225,000
                                         -------------   -----------------
     Total Expenses                          1,781,642           1,803,908
                                         -------------   -----------------
LOSS BEFORE OTHER INCOME (EXPENSES)         (1,781,642)         (1,803,908)
                                         -------------   -----------------
OTHER INCOME (EXPENSES)
  Interest expense                              (2,340)             (2,340)
  Interest income                                  417                 417
                                         -------------   -----------------
     Total Other Income (Expenses)              (1,923)             (1,923)
                                         -------------   -----------------
NET LOSS                                 $  (1,783,565)  $      (1,805,831)
                                         =============   =================

LOSS PER SHARE                           $       (0.25)  $           (0.27)
                                         =============   =================

WEIGHTED AVERAGE NUMBER OF SHARES            7,248,561           6,737,108
                                         =============   =================

The accompanying notes are an integral part of these consolidated financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
               Consolidated Statement of Stockholders' Equity
    For the period September 23, 1999 (Inception) through December 31, 1999
                                  (Unaudited)

                                                                        Deficit
                                                                      Accumulated
                                  Common Stock         Additional     During the       Total
                             ----------------------      paid-in      Development   Stockholders'
                               Number      Amount        capital         Stage         Equity
                             ----------  ----------    ----------     -----------    ----------
Balance at
 September 23, 1999               1,000  $        1    $    1,759     $         -   $     1,760

Recapitalization
 of Company                   8,659,424       8,659       187,459               -       196,118

Issuance of stock options
 for services                         -           -     1,417,822               -     1,417,822

Issuance of stock options
 for compensation                     -           -       225,000               -       225,000

Net loss                              -           -             -      (1,805,831)   (1,805,831)
                             ----------  ----------   -----------     -----------   -----------
Balance at December 31, 1999  8,660,424  $    8,660   $ 1,832,040    $ (1,805,831) $     34,869
                             ==========  ==========   ===========     ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                    Consolidated Statement of Cash Flows
   For the period September 23, 1999 (Inception) through December 31, 1999
                                (Unaudited)


Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                                    $ (1,805,831)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                   1,495
       Consulting expense for stock options                        1,417,822
       Compensation expense for stock options                        225,000
       Changes in accrued liabilities                                  7,844
                                                                 -----------
          Net cash used in operating activities                     (153,670)
                                                                 -----------
  Cash flows from investing activities
    Purchase of property and equipment                               (26,286)
    Patent costs                                                      (9,010)
                                                                 -----------
          Net cash used in investing activities                      (35,296)
                                                                 -----------
  Cash flows from financing activities
    Proceeds from the issuance of note from affiliate                 30,000
    Stock subscriptions received                                     169,000
    Principal payment on notes payable to stockholders                (3,417)
    Cash obtained in reverse merger                                      615
    Stock issued for cash                                              1,760
                                                                 -----------
          Net cash provided by financing activities                  197,958
                                                                 -----------
          Net increase in cash                                         8,992

Cash at beginning of period                                                -
                                                                 -----------
Cash at end of period                                            $     8,992
                                                                 ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                              December 31, 1999

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its Form 10-QSB for the quarter ended September 30, 1999. The results of operations for the periods ended December 31, 1999 are not necessarily indicative of the operating results expected for the period September 23, 1999 (inception) through June 30, 2000.

NOTE 2  -  CHANGE OF CORPORATE DOMICILE  AND OTHER CORPORATE MATTERS

On October 15, 1999, the shareholders of EZConnect, Inc. effected a 1-for-2.5 reverse split in the issued and outstanding shares of EZConnect, Inc.'s common stock. This transaction has been retroactively reflected in these financial statements. EZConnect, Inc., with the approval of its shareholders, also changed its corporate domicile from Utah to Nevada and in connection with this action changed the name of the Company from Diversified Industries, Inc. to EZConnect, Inc. and modified certain other provisions of the Company's governing instruments by merging it into a new Nevada corporation created for the purpose of changing its corporate domicile. At the time of the change of corporate domicile, the Company changed its authorized shares of common stock to 45,000,000 shares, and its par value to $.001, and authorized 5,000,000 shares of preferred stock at a $.001 par value.

NOTE 3  -  BUSINESS COMBINATION

On September 27, 1999, the Company and EZConnect USA, Inc. entered into an Agreement and Plan of Reorganization which was approved by a majority of the Company's shareholders at a special meeting held October 15, 1999. EZConnect USA, Inc. is a Utah Corporation which was newly formed on September 23, 1999, to engage in the remote establishment and disconnection of utility services and is a development stage company.

The Acquisition agreement provided that EZConnect, Inc. acquire all the issued and outstanding shares of EZConnect USA, Inc. shares of common stock held by its shareholders in exchange for 6,075,000 shares of EZConnect, Inc. common stock and after the transaction was completed EZConnect USA, Inc. became a wholly owned subsidiary of EZConnect, Inc. The business combination has been treated as a reverse acquisition and has been treated as a recapitalization of EZConnect USA, Inc. As such, the historical financial statements of EZConnect USA, Inc., the accounting acquiror, are presented. Operations of the consolidated entities are combined starting from October 1, 1999.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                              December 31, 1999

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - OPTION GRANTS

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

In November 1999, the Company issued an option to acquire up to 100,000 shares of the Company's common stock at any time within a 5 year period at an exercise price of $1.50 per share, to Phil Lacerte. Mr. Lacerte became an officer and director of the Company in February 2000.

The Company accounts for stock option granted to employees and directors in accordance with Accounting Principle Board Opinion #25 and related interpretations. Accordingly, no compensation is recognized for options granted at or in excess of the fair market value of the stock on the grant date. During the quarter ended December 31, 1999, options to acquire 150,000 shares of common stock were granted below market value at the grant date resulting in compensation expense of $225,000.

The Company accounts for stock options granted to consultants in accordance with Statement of Financial Accounting Standards #123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered, whichever is more readily determinable. Expense for services is recognized at the time the services were rendered and the options become exercisable. Consulting expense recognized during the quarter ended December 31, 1999 for stock options totaled $1,417,822.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                              December 31, 1999


NOTE 5  -  SUBSEQUENT EVENT

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

Overview
--------
From November 1, 1996 through October 15, 1999, the Company had no operations and its business purpose was to locate and consummated a merger or acquisition with a private entity. On October 15, 1999, the Company completed the acquisition of EZ Connect USA, Inc., a Utah corporation ("EZ").

Current Business Activities
---------------------------
On September 27, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") relating to the acquisition of EZ through a share exchange. The Acquisition Agreement was approved by the board of directors and shareholders of EZ and the board of directors of the Company, and was approved by the Company's shareholders at a special meeting on October 15, 1999. In connection with the acquisition the Company's shareholders approved proposals changing the Company's corporate domicile to Nevada; changing the Company's name to "EZConnect, Inc."; effecting a 1-for-2.5 reverse split of the Company's issued and outstanding shares; and electing new directors.

EZ was formed on September 23, 1999, to engage in the remote establishment and disconnection of utility services and should be considered a start-up or development stage business. EZ is the result of two years of effort by its founders who developed the concept of having EZ change utilities and other services without the hassle of telephoning the individual providers. EZ has filed for patent protection on its concept and software. The new management of the Company intends to make EZ's services available via the internet. Under the guidance of new management, the Company is commencing a beta test of EZ's services. The beta test is being conducted with regional real estate brokerage firms. The Company has hired a call center to offer support for its beta test.

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

As of October 15, 1999, with the acquisition of EZ, the Company had subscriptions receivable of $169,000 related to a previous sale of restricted common stock, which were collected during the quarter ended December 31, 1999.

Effective February 1, 2000, the Company entered into a credit agreement with the Company's new CEO to provide the Company with a line of credit up to $1,500,000 for working capital purposes. The line of credit is for a term of one year and is renewable for a similar term. The line of credit will bear interest on the outstanding balance at 10% per annum and the principle and accrued interest are convertible into common stock of the Company at the election of the lender at a conversion rate of one share of common stock for each $1.00 of principle and accrued interest. The line of credit is secured by all the assets of the Company. The Company believes the line of credit will be sufficient to fund the Company's working capital needs through June 30, 2000.

Results of Operations
---------------------
The Company is in the development stage and has not yet generated revenue. For the three months ended December 31, 1999, and for the period September 23, 1999 (inception) through December 31, 1999, the Company has incurred a total of $138,820 and $161,086, respectively, for research and development, selling and marketing, and general and administrative expenses, including depreciation and amortization. These expenses have been incurred primarily in association with the conduct of the Company's operations and research and development of its proprietary technology.

Additionally, the Company granted options to certain employees and consultants to acquire 1,323,000 shares during the quarter ended December 31, 1999. The options were granted under the 1999 non-qualified stock option plan, as well as under various consulting or executive arrangements. Options granted vested immediately and expire five years after the grant date. See Note 4 to the consolidated financial statements. The Company accounts for stock options granted to employees and directors in accordance with Accounting Principle Board Opinion #25 and related interpretations. Accordingly, no compensation is recognized for options granted at or in excess of the fair market value of the stock on the grant date. During the quarter ended December 31, 1999, options to acquire 150,000 shares of common stock were granted below market value at the grant date resulting in compensation expense of $225,000. The Company accounts for stock options granted to consultants in accordance with Statement of Financial Accounting Standards #123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered, whichever is more readily determinable. Expense for services is recognized at the time the services were rendered and the options become exercisable. Consulting expense recognized during the quarter ended December 31, 1999 for stock options totaled $1,417,822.

Through December 31, 1999, the Company has incurred a net loss of $1,805,831 since inception. The Company expects to continue operating at a loss until such time as it begins to receive sufficient revenues from operations. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding period.

Year 2000 Computer Problem
--------------------------
The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Company has no operations or current equipment which were affected by the Year 2000 computer glitch. The Company has completed its assessment of potential Y2K problems and is confident that its existing hardware and software is fully Y2K compliant. The costs of preparing for Y2K have been included as an integral part of the development of the Company's proprietary technology, and the Company had no discreet costs directly attributable to Y2K. Y2K has not posed any significant risks to the internal operations of its proprietary technology. Because management believes the risks of significant Y2K problems comes from external sources over which the Company has no control, the Company has not and does not intend to prepare any contingency plan. If the kind of systemic failure noted above occurs, it could have a material impact on the operations and expected revenues of the Company.

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

     None.

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

                                ENCORE WIRELESS, INC.
                                (Formerly EZConnect, Inc.)
                                [Registrant]



Dated: April 16, 2001           Kevin S. Hamilton, President