Form 10QSB/A
period 2000-03-31
ENCORE WIRELESS INC
filed 2001-04-16
CIK 1093568

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 8,660,424 shares of common stock, par value $0.001, as of March 31, 1999.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited consolidated balance sheet of the Company as of March 31, 2000; the related unaudited consolidated statements of operations for the three month period ended March 31, 2000 and the period September 23, 1999 (inception) through March 31, 2000; and the related unaudited consolidated statements of stockholders' deficit and cash flows for the period September 23, 1999 (inception) through March 31, 2000; are attached hereto and incorporated herein by this reference.

     Operating results for the three month period ended March 31, 2000 and for the period September 23, 1999 (inception) through March 31, 2000 are not necessarily indicative of the results that can be expected for the period September 23, 1999 (inception) through June 30, 2000.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                         Consolidated Balance Sheet
                               March 31, 2000
                                (Unaudited)


                                   ASSETS
                                   ------

CURRENT ASSETS
 Cash                                            $     62,235
                                                 ------------
     Total Current Assets                              62,235
                                                 ------------
PROPERTY AND EQUIPMENT
 Computer and office equipment                         26,286
 Less: accumulated depreciation                        (2,691)
                                                 ------------
     Total Property and Equipment                      23,595
                                                 ------------
OTHER ASSETS
 Intangible assets, less amortization of $1,759        33,411
                                                 ------------
TOTAL ASSETS                                     $    119,241
                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                      73,960
 Accrued liabilities                                    2,555
 Customer deposits                                      1,050
 Accrued compensation                                  32,600
 Accrued payroll taxes                                  3,774
 Accrued interest payable                              15,140
 Line of credit to stockholder                        183,329
 Notes payable to stockholders                        100,000
                                                 ------------
     Total Current Liabilities                        412,408
                                                 ------------
STOCKHOLDERS' DEFICIT
 Preferred stock, par value $0.001,
   5,000,000 shares authorized, no shares
   issued and outstanding                                -
 Common stock, par value $0.001, 45,000,000
   shares authorized, 8,660,424 shares
   issued and outstanding                               8,660
 Additional paid-in capital                         2,663,983
 Deficit accumulated during the
  development stage                                (2,965,810)
                                                 ------------
     Total Stockholders' Deficit                     (293,167)
                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    119,241
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

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                (Unaudited)

                                         For the Three     For the period
                                         Months Ended    September 23, 1999
                                           March 31,     (Inception) through
                                             2000          March 31, 2000
                                         -------------   -----------------

REVENUES                                 $        -      $            -
                                         -------------   -----------------
EXPENSES
  Selling and marketing                         54,325              55,710
  General and administrative                   209,655             332,588
  Research and development                      46,463              81,736
  Depreciation and amortization                  2,955               4,450
  Consulting expense for stock options         461,729           1,879,551
  Compensation expense for stock options        37,500             262,500
                                         -------------   -----------------
     Total Expenses                            812,627           2,616,535
                                         -------------   -----------------
LOSS BEFORE OTHER INCOME (EXPENSES)           (812,627)         (2,616,535)
                                         -------------   -----------------
OTHER INCOME (EXPENSES)
  Interest recognized on beneficial
   conversion feature                         (286,514)           (286,514)
  Interest for stock options                   (46,200)            (46,200)
  Interest expense                             (15,620)            (17,960)
  Interest income                                    4                 421
  Other Income                                     978                 978
                                         -------------   -----------------
     Total Other Income (Expenses)            (347,352)           (349,275)
                                         -------------   -----------------
NET LOSS                                 $  (1,159,979)  $      (2,965,810)
                                         =============   =================

LOSS PER SHARE                           $       (0.13)  $           (0.39)
                                         =============   =================

WEIGHTED AVERAGE NUMBER OF SHARES            8,660,424           7,657,754
                                         =============   =================

The accompanying notes are an integral part of these consolidated financial statements.

                        EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                Consolidated Statement of Stockholders' Deficit
     For the period September 23, 1999 (Inception) through March 31, 2000
                                  (Unaudited)

                                                                        Deficit
                                                                      Accumulated
                                  Common Stock         Additional     During the       Total
                             ----------------------      paid-in      Development   Stockholders'
                               Number      Amount        capital         Stage        Deficit
                             ----------  ----------    ----------     -----------    ----------
Balance at
 September 23, 1999               1,000  $        1    $    1,759     $         -   $     1,760

Recapitalization
 of Company                   8,659,424       8,659       187,459               -       196,118

Issuance of stock options
 for services                         -           -     1,879,551               -     1,879,551

Issuance of stock options
 in lieu of interest                  -           -        46,200               -        46,200

Interest recognized on
 beneficial conversion
 feature on line-of-credit
 and notes payable to
 stockholders                         -           -       286,514               -       286,514

Issuance of stock options
 for compensation                     -           -       262,500               -       262,500

Net loss                              -           -             -      (2,965,810)   (2,965,810)
                             ----------  ----------   -----------     -----------   -----------
Balance at March 31, 2000     8,660,424  $    8,660   $ 2,663,983    $ (2,965,810) $   (293,167)
                             ==========  ==========   ===========     ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                    Consolidated Statement of Cash Flows
     For the period September 23, 1999 (Inception) through March 31, 2000
                                (Unaudited)


Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                                    $ (2,965,810)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                   4,450
       Consulting expense for stock options                        1,879,551
       Interest expense recognized on beneficial
        conversion feature                                           286,514
       Compensation expense for stock options                        262,500
       Interest for stock options                                     46,200
       Changes in assets and liabilities
        Accounts payable                                              73,880
        Accrued liabilities                                           55,119
                                                                 -----------
          Net cash used in operating activities                     (357,596)
                                                                 -----------
  Cash flows from investing activities
    Purchase of property and equipment                               (26,286)
    Patent costs                                                     (35,170)
                                                                 -----------
          Net cash used in investing activities                      (61,456)
                                                                 -----------
  Cash flows from financing activities
    Proceeds from draws on line of credit                            183,329
    Proceeds from the issuance of notes payable to stockholders      100,000
    Proceeds from the issuance of note from affiliate                 30,000
    Stock subscriptions received                                     169,000
    Principal payment on notes payable to stockholders                (3,417)
    Cash obtained in reverse merger                                      615
    Stock issued for cash                                              1,760
                                                                 -----------
          Net cash provided by financing activities                  481,287
                                                                 -----------
          Net increase in cash                                        62,235

Cash at beginning of period                                                -
                                                                 -----------
Cash at end of period                                            $    62,235
                                                                 ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                                March 31, 2000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its Form 10-QSB for the quarter ended September 30, 1999. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results expected for the period September 23, 1999 (inception) through June 30, 2000.

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

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                                March 31, 2000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - STOCKHOLDERS LOANS

The Company's stockholders loans are as follows:

Credit Agreement, dated February 1, 2000, with a stockholder for a credit line up to $1,500,000 to be used for general working capital in operating the business of the Company. Interest set at
10% per annum. Secured by assets of the Company as outlined in the agreement. The debt can be converted at any time to equity in the
Company at the rate of one share of common stock for every $1.00
of outstanding principal and interest of the borrowings.           $  183,329

Promissory notes with three separate stockholders for $25,000,
$25,000 and $50,000. The notes have the same basic terms and conditions. All due 120 days from January 2000. Interest at 10%
per annum. The notes call for no security. The debt can be
converted at anytime to equity in the Company at the rate of one share of common stock for every $1.00 of outstanding principal
and interest of the borrowings.                                       100,000
                                                                   ----------
Total Amount                                                       $  283,329
                                                                   ==========

On the line of credit, the difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the quarter ended March 31, 2000, the beneficial conversion resulted in an increase of interest expense of $184,429. On the promissory notes with the three stockholders, the market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the quarter ended March 31, 2000, the beneficial conversion feature resulted in an increase in interest expense of $102,085.

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

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                                March 31, 2000

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

In January 2000, the Company issued options to acquire up to an aggregate of 210,000 shares of its common stock for various periods ranging from 1 year to 5 years at exercise prices ranging from $2.25 to $2.50 per share, to various affiliated and non-affiliated consultants in connection with services relating to obtaining the internet domain name, EZConnect.com, establishing a call center, and development of the Company's technology. In January 2000, the Company also issued 35,000 options to purchase shares of the Company's common stock. These options were exercisable the date of grant at $2.25 per share in connection with the issuance of notes payable to stockholders.

In January 2000, the Company also issued options to acquire up to an aggregate of 65,000 shares of its common stock at any time within a 5 year period at exercise prices ranging from $2.25 to $2.50 per share, to an employee and a board member.

The Company accounts for stock option granted to employees and directors in accordance with Accounting Principle Board Opinion #25 and related interpretations. Accordingly, no compensation is recognized for options granted at or in excess of the fair market value of the stock on the grant date. During the quarters ended March 31, 2000 and December 31, 1999, certain options to acquire shares of common stock were granted below market value at the grant date resulting in compensation expense of $37,500 and $225,000, respectively.

                       EZCONNECT, INC. AND SUBSIDIARY
                   (Formerly Diversified Industries, Inc.)
                        (A Development Stage Company)
                                March 31, 2000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - OPTION GRANTS (CONTINUED)


The Company accounts for stock options granted to consultants and other non-employees in accordance with Statement of Financial Accounting Standards #123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered, whichever is more readily determinable. Expense for services is recognized at the time the services were rendered and the options become exercisable. Consulting expense recognized during the quarters ended March 31, 2000 and December 31, 1999 for stock options totaled $461,729 and $1,417,822, respectively. Interest expense recognized for options granted in the quarter ended March 31, 2000 was $46,200.

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

During the three month period ended March 31, 2000, the Company obtained the services of a third-party systems integration company to assist the Company in developing a web based application for its technology. In addition, the Company's board of directors actively recruited qualified individuals to serve in senior executive management positions to assist in further development of the Company's business plan and evaluate alternative, but related business strategies.

Liquidity and Capital Resources
-------------------------------
Despite the acquisition of EZ, the Company's business activities are subject to several significant risks which arise primarily as a result of the fact that the Company is still in the development stage.

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

During the reporting period the Company entered into settlement and release agreements with current and former employees of the Company and third-party service providers wherein the Company agreed to issue an aggregate of 20,233 shares of its common stock as consideration for prior services valued at $32,600 at the time of settlement. Because the shares were not issued to the various parties prior to March 31, 2000, the obligation has been shown as a liability.

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

Results of Operations
---------------------
The Company is in the development stage and has not yet generated revenue. For the three months ended March 31, 2000, and for the period September 23, 1999 (inception) through March 31, 2000, the Company has incurred a total of $313,398 and $474,484, respectively, for research and development, selling and marketing, and general and administrative expenses, including depreciation and amortization. These expenses have been incurred primarily in association with the conduct of the Company's operations and research and development of its proprietary technology.

Additionally, the Company granted options to certain employees and consultants to acquire 1,633,000 shares during the period September 23, 1999 (inception) through March 31, 2000. The options were granted under the 1999 and the 2000 non-qualified stock option plans, as well as under various consulting or executive arrangements. Options granted vested immediately and expire five years after the grant date. See Note 6 to the consolidated financial statements. The Company accounts for stock options granted to employees and directors in accordance with Accounting Principle Board Opinion #25 and related interpretations. Accordingly, no compensation is recognized for options granted at or in excess of the fair market value of the stock on the grant date. During the quarters ended March 31, 2000 and December 31, 1999, options to acquire shares of common stock were granted below market value at the grant date resulting in compensation expense of $37,500 and $225,000, respectively.

The Company accounts for stock options granted to consultants and other non-employees in accordance with Statement of Financial Accounting Standards #123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered, whichever is more readily determinable. Expense for services is recognized at the time the services were rendered and the options become exercisable. Consulting expense recognized during the quarters ended March 31, 2000 and December 31, 1999 for stock options totaled $461,729 and $1,417,822, respectively. Interest expense recognized for options granted in the quarter ended March 31, 2000 was $46,200.

As discussed above, the line of credit and the promissory notes with stockholders are convertible into common stock of the Company. On the line of credit, the difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the quarter ended March 31, 2000, the beneficial conversion resulted in an increase of interest expense of $184,429. On the promissory notes with the three stockholders, the market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock is considered a beneficial conversion feature. The beneficial conversion feature is recorded as an additional non-cash charge to interest expense and is recognized in the period when the debt becomes convertible into stock. For the quarter ended March 31, 2000, the beneficial conversion feature resulted in an increase in interest expense of $102,085.

Through March 31, 2000, the Company has incurred a net loss of $2,965,810 since inception. The Company expects to continue operating at a loss until such time as it begins to receive sufficient revenues from operations. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding periods.

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