Form 10KSB
period 2000-12-31
ENCORE WIRELESS INC
filed 2001-05-25
CIK 1093568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from July 1, 2000 to December 31, 2001

            Commission File Number          0-27249
                                            -------
                            ENCORE WIRELESS, INC.
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0284731
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

2900 Townsgate Road, Suite 200, Westlake Village, CA       91361
----------------------------------------------------     ----------
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

Securities registered pursuant to section 12(g) of the Act:
                              Common Stock
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $673,146.
                                                            --------
  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and asked prices of the common stock at May 8, 2001, of $0.55 per share, the market value of shares held by non-affiliates (2,590,836 shares) would be approximately $1,424,960.

  As of May 8, 2001, the Registrant had 5,557,717 shares of common stock issued and outstanding.

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

Business in General
-------------------
Encore Wireless, Inc. ("Encore" or the "Company") is a provider of private labelled wireless services headquartered in Westlake Village, California. In July 2000, Encore entered into an Agreement and Plan of Merger ("Merger Agreement") with EZConnect, Inc., a Nevada corporation ("EZConnect"), wherein EZConnect acquired Encore in a stock and cash transaction. The acquisition was completed on October 17, 2000. EZConnect was the surviving corporation for legal purposes and changed its name to Encore Wireless, Inc. in January 2001.

Encore entered into a relationship with Sprint PCS, one of the strongest carriers in wireless service, to offer Encore's customers 100% digital wireless voice and data services on the Sprint PCS Nationwide Network. The Sprint PCS Nationwide Network provides digital service in over 300 metropolitan areas across the United States. Encore entered into a six-year reselling agreement with Sprint PCS with favorable forward pricing and activation credits. Under this agreement, Encore has been able to deliver wireless voice and data services to its end users on a national coverage area basis, all fully branded with its marketing partner's trade name, including, billing, customer care and in certain cases, the handset itself.

Presently, Encore's management believes that its reselling agreement with Sprint PCS to resell wireless voice and data services will most likely be terminated in the next four to six months. Encore currently has 3,700 subscribers who receive services on the Sprint PCS network. Encore entered into the reselling agreement with Sprint PCS in December 1999. However, Sprint PCS has indicated to Encore that its desire to terminate the reseller agreement, in part, stems from Encore's inability to achieve certain minimum subscriber benchmarks. Encore's management believes that a primary reason for its inability to achieve a sufficient number of subscribers has resulted because the Company has not been able to raise sufficient working capital needed to add subscribers. It is customary in the marketplace to underwrite a portion of the cost of the handset supplied to new subscribers. Consequently, when adding numerous subscribers, additional working capital is required. Sprint PCS and Encore are currently negotiating a mutual termination agreement.

In light of the impending termination of its reselling agreement with Sprint PCS, Encore is pursuing a number of alternative business strategies that may include the sale of its subscriber base, entering into new reselling arrangements with other carriers and resellers, and becoming a management services company for wireless resellers and wireless agents.

Without essential wireless network access, Encore will be unable to provide continuing service to its subscribers. In the event Encore is unsuccessful in obtaining such new reselling arrangements, it is likely that Encore will cease its current operations and pursue a different business plan.

Employees
---------
At May 15, 2001, Encore had 3 full-time salaried employees. The balance of its staff, including 5 additional administrators and sales staff, were terminated, in view of Sprint PCS's near-term intention to cancel its agreement with Encore. None of Encore's employees are represented by a labor union. Management believes that, should it find alternative solutions that will allow operations to continue, it will be able to hire a sufficient quantity of qualified personnel in the local area to meet its employment needs. Encore's sales employees do not require special training, other than orientation to the Encore's sales and marketing techniques and specific wireless equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
Since the acquisition of Encore, the Company's executive offices have been located at 2900 Townsgate, Suite 200, Westlake Village, California, where Encore leases approximately 3,600 sq. ft. under the terms of a one-year lease that expires on December 1, 2001. Following the acquisition of Encore, EZConnect vacated its offices in Salt Lake City. In connection with vacating the Salt Lake City facility, the Company is working with the property landlord to negotiate a release from the lease on the vacated premised. The term of the vacated lease expires in January, 2003.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any known legal proceedings.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company's shareholders during the period from October 1, 2000 to December 31, 2000.

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

Period Ended December 31, 2000                High Bid      Low Bid
------------------------------                --------      -------
July 1, 2000 to September 30, 2000             $2.1875       $0.625
October 1, 2000 to December 31, 2000           $2.9375       $1.375

Period Ended June 30, 2000                    High Bid      Low Bid
--------------------------                    --------      -------
July 1, 1999 to September 30, 1999              N/A           N/A
October 1, 1999 to December 31, 1999           $3.125        $0.47
January 1, 2000 to March 31, 2000              $7.125        $2.50
April 1, 2000 to June 30, 2000                 $5.75         $2.00

At May 8, 2001, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing bid price of $0.55.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At May 8, 2001, the Company had approximately 1,900 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations for July 1, 2001 to December 31, 2000
-----------------------------------------------------------
On January 15, 2001, the Company's board of directors determined to change the Company's fiscal year end from June 30 to December 31. Therefore, this report covers the six-month transition period from July 1, 2000 to December 31, 2000. The reader should consult the Company's prior periodic reports to assess the results of operations for the comparative period.

Revenues. For the six-month period ended December 31, 2000, the Company had net sales of $673,146, offset by costs of goods sold of $605,180, for a gross profit of $67,966. All of the Company's revenues are derived through the resale of wireless equipment and related services.

Operating Expenses. Total operating expenses were $1,617,769, consisting mainly of general and administrative expenses of $1,294,919, consulting expense for stock options of $179,696, and selling and shipping expenses of $143,154.

Other Expenses. Other expenses aggregated $434,369, consisting mainly of interest expense on beneficial conversion feature of $273,755 and charges resulting from recapitalization of equity totaling $125,000.

In February 2000, the Company obtained a line of credit for up to $1,500,000 from a shareholder and director, Philip R. Lacerte. The line of credit had a conversion feature that allowed Mr. Lacerte to convert the principal and interest under the line of credit into common stock at his option at $1.00 per share. Because of the conversion feature on the line of credit, at any time the market price of the common stock exceeds the conversion price on the day the Company draws on the line of credit, the excess difference creates a beneficial conversion feature that must be reported as a period expense. The beneficial conversion feature is recorded as additional interest expense and recognized at the time the debt becomes convertible into stock. For the six month period ended December 31, 2000, this beneficial conversion feature resulted in a charge to interest expense of $273,755 and an effective interest rate on the line of credit of approximately 140% per annum. In October 2000, Mr. Lacerte exercised his right of conversion under the line of credit, converting $832,967 of principal and accrued interest into 832,967 shares of common stock.

At June 30, 2000, the Company had notes payable to other stockholders in the aggregate amount of $100,000. These notes were convertible into stock at the option of the debt holder at $1.00 per share. The difference between the price to convert debt into common stock and the market price of the common stock on the date the notes were issued and considered convertible also contributed a beneficial conversion feature that was recorded as additional interest expense. The beneficial conversion feature contributed an additional non-cash charge to interest expense of $104,578, which was recognized in the period when the debt became convertible into stock. In August 2000, all outstanding notes were converted to 415,828 shares of common stock.

Interest Income and Extraordinary Items. The Company's losses for the six-month period ended December 31, 2000, were partially offset by interest income of $1,268 and a gain on the settlement of debt, net of taxes, in the amount of $112,058.

For the six-month period ended December 31, 2000, the Company experienced a net loss of $1,872,114. The basic and fully diluted net loss per share was $0.27 on the weighted average number of shares outstanding of 6,949,263.

Liquidity and Capital Resources
-------------------------------
During the six month period ended December 31, 2000, the Company financed operations through the issuance of common stock for cash and services, the issuance of options for services, draws against its line of credit and additional loans from shareholders. It is anticipated that the Company will require substantial additional working capital to continue its business operations over the next 12 months. As a result of management's belief that Sprint PCS will terminte its resale agreement with the Company, the Company's ability to obtain additional financing is not considered likely, unless the Company can negotiate an economically feasible alternative for a wireless network service provider.

At December 31, 2000, the Company had current assets of $919,880 and current liabilities of $1,290,673, for a working capital deficit of $370,793. The Company had cash of $76,806, restricted cash of $100,000, accounts receivable net of allowance for doubtful accounts of $710,727, and prepaid expenses of $32,347. Net cash used in operating activities was $979,552, which was funded primarily by the sale of stock for cash and the issuance of debt. At December 31, 2000, the Company had net property and equipment of $37,761, after deduction of $11,291 in accumulated depreciation. The Company's property and equipment consists mainly of office and computer equipment. In addition, the Company has recorded goodwill of $1,646,144, net of amortization of $86,639, associated with the acquisition of Encore Wireless. Because at December 31, 2000, the Company has an accumulated deficit of $5,775,567, a working capital deficit, limited external financial resources, and has recently been notified of Sprint PCS's near-term intention to terminate its resale agreement with Encore, the report of the Company's auditor contains a modification as to the ability of the Company to continue as a going concern.

The Company's management is aware of its ongoing cash requirements and the jeopardy its future viability has been placed under due to Sprint PCS's near term intentions to terminate its agreement with Encore. Consequently, management has terminated all but three essential employees and has implemented a plan intended to reduce administrative expenses while it seeks economically feasible alternatives for continued operations. Because of the Company's limited financial resources, it does not anticipate expending any substantial sums for new research and development during the next 12 months.

Impact of Inflation
-------------------
Inflation did not have a material impact on Encore's operations during the period from July 1, 2000 to December 31, 2000, and it is not expected to have a material impact on Encore's future operations.

Principal Customers
-------------------
During the period from July 1, 2000 to December 31, 2000, Encore had no individual customer that accounted for more than 10% of its revenues.

Seasonality
-----------
Management knows of no seasonal aspects relating to the nature of Encore's business operations that had a material effect on the financial condition or results of operation of the Company.

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

On August 31, 2000, the Company terminated its relationship with H.J. & Associates, LLC, Certified Public Accountants, formerly Jones, Jensen & Company ("HJ"), the Company's independent accountant and appointed as its independent accountant the firm Grant Thornton LLP, Certified Public Accountants. The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                 PART III

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director that has served during the period from July 1, 2000 to December 31, 2000, and the term of office of each director of the Company.

   Name             Age   Position                   Director or Officer Since
   ----             ---   --------                   -------------------------
Philip R. Lacerte    54  CEO and Director                    November 1999
Kevin S. Hamilton    46  President and Director              October 2000
J. Greg Spencer      44  President and Director              April 2000    (1)
Tod M. Turley        39  Senior Vice President and Director  October 2000
William H. Flury III 46  Vice President and Director         April 2000    (2)
Sharlene Moore       61  COO and Director                    February 2000 (3)
Ed Krafchow          57  Director                            November 1999 (4)
Robert M. Proznik    41  Director                            February 2000
---------------------
(1) Mr. Spencer became President in April 2000 and a Director in June 2000. He resigned as an Officer and Director in September 2000.
(2) Mr. Flury became Vice President in April 2000 and a Director in June 2000. He resigned as an Officer and Director in September 2000.
(3) Ms. Moore became an officer and director in January 2000. She resigned as an officer in April 2000 and as a director in October 2000.
(4) Mr. Krafchow became a Director in November 1999. He resigned as a Director in October 2000.

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

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at December 31, 2000.

Kevin S. Hamilton is a co-founder of the Company's subsidiary Encore Wireless, and was its Chief Executive Officer and a director until October 2000, when he became the President of the Company. Prior to then, he was a co-founder, the Chairman of the Board, Chief Executive Officer, and a director of Prime Matrix Wireless Communications, Inc. ("PMWC") from its founding in September 1987 through February 1999. PMWC, one of the nation's largest resellers of wireless communications services, filed for reorganization under Chapter 11 of the United States Bankruptcy Code in April 1999. From 1985 to 1987, Mr. Hamilton was the Chief Financial Officer of Cellular Technology, Inc., a distributor of cellular telephone products and accessories. Mr. Hamilton received his bachelor's degree in business administration from Brigham Young University and his MBA from the University of Washington.

Tod M. Turley is a co-founder of the Company's subsidiary Encore Wireless and was its President and a director until October 2000 when he became Senior Vice President of the Company. Recently, he was the Chief Operating Officer for PMWC, in which capacity he has served since June 1999. He was the Senior Vice President, Legal and Business Affairs for PMWC from October 1998 to March 1999, General Counsel from February 1997 to October 1998, and a director from August 1998 to March 1999. PMWC, one of the nation's largest resellers of wireless communications services, filed for reorganization under Chapter 11 of the United States Bankruptcy Code in April 1999. Mr. Turley also serves as a director for a number of emerging growth companies in which he is one of the founding principals or for which he provides investment banking services, and he also consults in the areas of finance and business development for a number of emerging growth and middle market companies with specific emphasis on raising capital and business acquisitions. From 1988 to February 1997, he engaged in a corporate law practice, first at Riordan & McKinzie in Los Angeles, California, and later at Lang, Turley, Nevers & Palazzo in Westlake Village, California. Mr. Turley received his bachelor's degree from the University of Utah and his legal degree from the University of Southern California.

Philip R. Lacerte has been the C.E.O. and a director of the Company since November 1999. Mr. Lacerte has over 20 years of experience in executive management, software development, and sales and marketing. Mr. Lacerte was co-founder of Lacerte Software Corporation, Dallas, Texas, where he served as Executive Vice President from 1982 through 1998.

Robert M. Proznik has been a director of the Company since February 2000. Mr. Proznik has been the president and sole owner of Inter-Pro Property Corporation (USA), Edmonton, Alberta, Canada ("Inter-Pro") for the past 15 years. Inter-Pro is a real estate development, investment, and fee management company involved in commercial, multi-family and single family projects throughout western Canada and the western United States.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of its common stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership. The following table sets forth, to the best of the Company's knowledge, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of December 21, 2000.

                                                     Report to
Name of Person           Position                    be Filed
--------------           --------                    ------------
None                       N/A                          N/A

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 from inception (September 23, 1999) through June 30, 2000 and from July 1, 2000 to December 31, 2000, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                            Annual Compensation               Awards       Payouts
                        ------------------------------- ------------------ -------
         (a)        (b)   (c)       (d)     (e)            (f)      (g)      (h)      (i)
                                                                   Securities
                                           Other        Restricted Underlying
Name and                                   Annual         Stock     Options/  LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards     SARs#   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   -------   ------  ------------
Philip R. Lacerte   12/31
CEO                 2000  $  -0-      -0-      -0-         -0-        -0-   -0-     $   -0-
  9/23/1999 to 6/30/2000     -0-      -0-      -0-         -0-        -0-   -0-     $ 150,000 (1)

(1) The amount shown represents the intrinsic value of stock options granted during period.


Compensation Pursuant to Plans
------------------------------
Effective November 1, 1999, and January 31, 2000, the Board of Directors of the Company approved the terms of the 1999 Non-Qualified Stock Option Plan (the "1999 Plan") and the 2000 Non-Qualified Stock Option Plan (the "2000 Plan"), respectively. At June 30, 2000, 250,000 options to purchase shares had been awarded under the 1999 Plan, 2,095,000 options to purchase shares had been awarded under the 2000 Plan, and individual options to purchase an aggregate of 3,311,000 shares had been issued by the Company. Subsequent to June 30, 2000, but prior to October 13, 2001, the Company entered into various agreements that provided for the cancellation of options to purchase 150,000 shares under the 1999 Plan, 2,070,000 shares under the 2000 Plan, and 3,196,000 shares under individual plans. Thereafter, the Company issued new options to purchase up to an aggregate of 3,366,000 shares, so that on October 13, 2000, the Company had outstanding options to purchase 130,000 shares under the 1999 Plan, 2,975,000 shares under the 2000 Plan, and 501,000 shares under various individual plans. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The exercise price of options granted under the Plans is to be determined by the Board (or committee) on the date of grant. Options granted under the Plans expire no later than 5 years from the date of grant. The option price may be paid by cash or, at the discretion of the Board of Directors or Committee, by delivery of a promissory note or shares of Common Stock of the Company already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

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

Options/SAR Grants
------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers as of December 31, 2000:

            OPTION/SAR GRANTS DURING PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

                              Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
       (a)               (b)             (c)            (d)         (e)
Philip R. Lacerte
[9/21/99 to 6/30/00]   100,000 sh       1.77           1.50       11/11/04
[7/01/00 to 12/31/00]  100,000 sh       2.97           1.50       10/13/05
                       300,000 sh       8.91           1.50       10/13/05

              Aggregate Option/SAR Exercises During Period From
        July 1, 2000 to December 31, 2000 and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Philip R. Lacerte                -              -  500,000/0                -


Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Employment Contracts and Termination of Employment and Change of Control Arrangement
------------------------------------------------------------------------
In connection with the acquisition of Encore, the Company has entered into employment agreements with Kevin S. Hamilton and Tod M. Turley, to serve as the Company's President and Senior Vice President, respectively. The term of the employment agreements were for two (2) years, expiring September 30, 2002. Each of these executives received a base salary of $200,000 per year throughout the term of this Agreement.

Hamilton and Turley are entitled to a cash bonus of $12,500 per calendar quarter (the "Quarterly Bonus") payable within ten (10) days after the end of each calendar quarter occurring during the term of their agreement, subject to the achievement during each of such quarters of the management business objectives ("MBOs") pertaining to the Company's business. If either agreement is terminated prior to the expiration of its term, the Quarterly Bonus shall be prorated through the date of termination and paid within ten (10) days after such date of termination, subject to achievement of the MBOs applicable to the quarter in which such termination takes place.

Hamilton and Turley are entitled to a super bonus of $250,000 (the "Super Bonus") if during the one-year period from October 1, 2000 to September 30, 2001, the Company's wireless reselling business acquires 100,000 or more new active mobile identification numbers ("MINS") on terms and conditions in effect prior to October 1, 2000, subject to adjustment as required to respond effectively to competitive changes in the industry. The Super Bonus shall be payable in cash within forty-five (45) days following the expiration of the one-year measurement period described above.

Hamilton and Turley were granted non-qualified stock options to purchase up to 750,000 shares of the Company's common stock (the "Executive Options") at an exercise price equal to $1.50 per share (the market value on the date of grant). The Executive Options are exercisable for a term of five (5) years and are subject to the vesting requirements set forth below. At the executive's request, during the term of employment, the exercise price of the Executive Options may be reduced to the then current market price twice during the exercise period, provided the market price of the Company's common stock closes at a price at or below the exercise price of the Executive Options for three consecutive trading days prior to the repricing. The Company must file such registration statements and take such additional actions as may be required to provide the executive with registered shares upon his exercise of the Executive Options. The registration rights with respect to the Executive Options may relate to a registration statement on Form S-8 or may be "piggybacked" onto any other registration statement filed by the Company.

Vesting of the Executive Options shall be as follows:

  (i)  234,383 Executive Options shall vest on December 31, 2001; and

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 8, 2001, the name, address and the number of shares of the Company's voting securities held of record or beneficially by each person who was known by the Company to own beneficially, more than 5% of the issued and outstanding 8,057,717 voting securities [consisting of 5,557,717 shares of Common Stock and 2,500,000 shares of Preferred Stock]. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of        Name and Address of           Amount and Nature of     Percentage
Class      Beneficial Owner              Beneficial Ownership(1)   of Class(2)
-----      -------------------           --------------------     ----------
Common     Philip R. Lacerte             2,403,800 (3)    D            28.1
           3535 Gillespie #7-D
           Dallas, TX 75219

Common     Robert M. Proznik               400,000        D
           #600, 10240-124 Street          236,472        I
           Edmonton, Alberta               -------
           Canada  T5N 3W6                 636,472 (4)                  7.6

Common     Kevin S. Hamilton               750,000        D
Preferred  2900 Townsgate, Suite 200     1,106,611        I
           Westlake Village, CA 91361    ---------
                                         1,856,611 (5)                 21.1

Common     Tod M. Turley                   750,000        D
Preferred  2900 Townsgate, Suite 200     1,102,459        I
           Westlake Village, CA 91361    ---------
                                         1,852,459 (6)                 21.0

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of        Name and Position of          Amount and Nature of     Percentage
Class      Officer and/or Director       Beneficial Ownership(1)  of Class(2)
-----      -----------------------       --------------------     ----------
Common     Philip R. Lacerte, CEO and
           Director                           -----See Table Above-----
Common     Robert M. Proznik, Director        -----See Table Above-----
Common     Kevin S. Hamilton, President       -----See Table Above-----
Preferred  and Director
Common     Tod M. Turley, Senior Vice         -----See Table Above-----
Preferred  President and Director
Common     M.G. Meador, Jr., CFO and
Preferred  Secretary                       174,751 (7)    D             2.1

         All Officers and Directors
          as a Group (5 persons)         4,478,551        D
                                         2,445,542        I
                                         ---------                     ----
         Total Beneficial Ownership      6,924,093                     66.2
                                         =========                     ====

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

(3) Represents 1,903,800 shares of common stock and options to acquire 500,000 shares of common stock.

(4) Represents 336,472 shares of common stock held of record by Inter-Pro Property Corporation (USA), of which Mr. Proznik is the principal owner and options to acquire 300,000 shares of common stock.

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

(7) Represents 74,751 shares of preferred stock convertible to one share of Common Stock at the option of the record holder, subject to automatic conversion on the occurrence of certain events, prior to and including October 17, 2002, and options to acquire 100,000 shares of common stock.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to June 30, 2000 and prior to October 17, 2000, the Company entered into various agreements that allowed for implementing a plan of recapitalization that provides for (i) the cancellation of shares and options held by former affiliates and other shareholders; (ii) the issuance of new shares and options in settlement and release of claims against the Company; and (iii) the issuance of shares to certain creditors of the Company for the conversion of outstanding debt as outlined below.

Cancellation of Shares:

Name of Shareholder            # of Shares
-------------------            -----------
Vaughn Nelson                    2,724,000
Adam Leffler                     2,740,000
Clint Combs                        345,000
Michael Shehan                      71,500
Maven Strategic Partners, Inc.     830,000
                               -----------
   Total Shares canceled         6,710,500
                               ===========

Cancellation of Options:
                                             Grant     Expire     Exercise
Name of Option Holder         # of Options   Date      Date       $/Share
---------------------         ------------   --------  ---------  -----------
Vaughn Nelson                      250,000   10/18/99  10/18/01   $1.50
Adam Leffler                       270,000   10/18/99  10/18/01   $1.50
Ed Krafchow                         50,000   11/01/99  11/01/04   $1.50
Tavit.com, LLC                     603,000   11/01/99  11/01/01   $1.47-$2.33
Frank J. Gillen                     50,000   10/18/99  10/18/01   $1.50
Sharlene Moore                      50,000   1/17/00   1/17/05    $2.25
J.Greg Spencer                   1,850,000   4/17/00   4/17/05    $3.25
William H. Flury III             1,960,000   4/17/00   4/17/05    $5.75
Others (5 persons)                 333,000   Various   Various    $2.50-$3.25
                              ------------
   Total Options canceled        5,416,000
                              ============

Issuance of New Options:
                                             Grant     Expire     Exercise
Name of Option Holder         # of Options   Date      Date       $/Share
---------------------         ------------   --------  ---------  -----------
Philip R. Lacerte                  400,000   10/13/00  10/13/05   $1.50
Robert M. Proznik                  300,000   10/13/00  10/13/05   $1.50
Sharlene Moore                      15,000   10/13/00  10/13/05   $1.50
Ed Krafchow                         20,000   10/13/00  10/13/05   $1.50
J. Greg Spencer                    200,000   10/13/00  10/13/05   $1.50
William H. Flury III               350,000   10/13/00  10/13/05   $1.50
Kevin S. Hamilton                  750,000   10/17/00  10/17/05   $1.50
Tod M. Turley                      750,000   10/17/00  10/17/05   $1.50
Others (6 persons)                 405,000   10/13/00  10/13/05   $1.50
                              ------------
   Total Options issued          3,190,000
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
                                       ===========

Subsequent to December 31, 2000, the Company entered into an agreement to sell shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at a price per share that represented a discount to the market price. The agreement provides for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. As of April 13, 2001, the Company had issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement.

In January 2001, the Company's board of directors has approved the conversion of a $50,000 note and accrued interest payable to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into restricted common stock at a conversion rate of $0.375 per share.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        23
Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000     24
Consolidated Statements of Operations for the six months ended
 December 31, 2000 and the period September 23, 1999 (Inception)
 through June 30, 2000                                                    25
Consolidated Statement of Stockholders' Equity (Deficit) for the period
 September 23, 1999 (Inception) through June 30, 2000 and for the six
 months ended December 31, 2000                                           26
Consolidated Statements of Cash Flows for the six months ended
 December 31, 2000 and the period September 23, 1999 (Inception)
 through June 30, 2000                                                    28
Notes to Consolidated Financial Statements                                32

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:
(c) Exhibits.  The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number      Title of Document                         Location
-----------------------------------------------------------------------------
20.01       20    Agreement and Plan of Merger, between
                  EZConnect, Inc., and EZConnect Merger Co,
                  and Encore Wireless, Inc., dated July 8, 2000  Incorporated by reference*
20.02       20    Exhibit A  Form of Designation of Rights,
                  Privileges and Preferences of EZConnect
                  Preferred Stock                                Incorporated
                                                                 by reference*
20.03       20    Exhibit B  Form of Investor Representation
                  Letter                                         Incorporated
                                                                 by reference*
20.04       20    Exhibit C-1 Employment Agreement - Kevin
                  Hamilton                                       Incorporated
                                                                 by reference#
20.05       20    Exhibit C-2 Employment Agreement - Tod Turley  Incorporated
                                                                 by reference#
20.06       20    Voting Agreement, among EZConnect, Inc, EZ
                  Merger Co., Encore Wireless, Inc., Kevin
                  Hamilton, and Tod M. Turley, dated July 8,
                  2000                                           Incorporated
                                                                 by reference*

20.07       20    Amendment No. 1 [dated August 9, 2000]to
                  the Agreement and Plan of Merger, between
                  EZConnect, Inc., EZConnect Merger Co.,
                  and Encore Wireless, Inc.                      Incorporated
                                                                 by reference+
20.08       20    Amendment No. 2 [dated September 18, 2000]
                  to the Agreement and Plan of Merger, between
                  EZConnect, Inc., EZConnect Merger Co., and
                  Encore Wireless, Inc.                          Incorporated
                                                                 by reference#
20.09       20    Amendment No. 3 [dated October 17, 2000] to
                  the Agreement and Plan of Merger, between
                  EZConnect, Inc., EZConnect Merger Co., and
                  Encore Wireless, Inc.                          Incorporated
                                                                 by reference#
20.10       20    Registration Rights Agreement, dated
                  October 17, 2000, between EZConnect, Inc.
                  and the Encore Shareholders                    Incorporated
                                                                 by reference#
20.11       20    Escrow Agreement, dated October 17, 2000
                  between EZConnect, Inc., Kevin S. Hamilton
                  Family 1998 Trust, and SSMB Holdings, LLC      Incorporated
                                                                 by reference#
20.12       20    Articles of Merger of Encore Wireless, Inc.
                  and EZConnect Merger Co., dated October 17,
                  2000                                           Incorporated
                                                                 by reference#
20.13       20    Amended and Restated Designation of Rights,
                  Preferences and Privileges for the Series A
                  Preferred Stock of EZConnect, Inc.             Incorporated
                                                                 by reference#

*See the Company's report on Form 8-K, dated July 21, 2000.
+See the Company's report on Form 8-K, dated August 9, 2000.
#See the Company's report on Form 8-K, dated October 17, 2000.

 (b) Reports on Form 8-K.

During the quarter ended December 31, 2000, the Company filed a current report on Form 8-K with the Commission reporting that on October 17, 2000, EZConnect finalized the Agreement and Plan of Merger ("Merger Agreement") with Encore, wherein EZConnect acquired Encore for $450,000 cash and 2,500,000 shares of its Series A Preferred Stock. In connection with the acquisition of Encore, Kevin S. Hamilton and Tod M. Turley, the principal shareholders and founders of Encore, were named President and Senior Vice President of EZConnect, respectively. Hamilton and Turley replaced Greg J. Spencer and William H. Flury, III, who resigned.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        ENCORE WIRELESS, INC.

Date: May __, 2001                      By /S/ Kevin S. Hamilton, President
                                         and Director

Date: May __, 2001                      By /S/ M.G. Meador, Jr., C.F.O.
                                        [Principal Accounting Officer]

Date: May __, 2001                      By /S/Tod M. Turley, Director

Date: May __, 2001                      By /S/Robert M. Proznik, Director

Date: May __, 2001                      By /S/Philip R. Lacerte, Director

                           REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders of
Encore Wireless, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Encore Wireless, Inc. and Subsidiaries as of June 30, 2000 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from September 23, 1999 (inception) through June 30, 2000 and the six months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Wireless, Inc. and Subsidiaries as of June 30, 2000 and December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the period from September 23, 1999 (inception) through June 30, 2000 and for the six months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has generated losses of $5,775,567 since inception (September 23, 1999), and has limited operating capital with current liabilities exceeding current assets by $370,793 at December 31, 2000. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 16, 2001 except for the first paragraph of Note N for which the date is April 19, 2001, and the fifth paragraph of Note N for which the date is May 21, 2001.

                    Encore Wireless, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                 December 31,     June 30,
                                                     2000           2000
                                                 ------------   ------------
Current assets
  Cash                                           $     76,806   $     53,134
  Restricted cash (Note C)                            100,000              -
  Accounts receivable, net of allowance for
   doubtful accounts of $150,000                      710,727              -
  Prepaid expenses                                     32,347         14,192
                                                 ------------   ------------
Total current assets                                  919,880         67,326

EQUIPMENT, at cost
 Less accumulated depreciation of $11,291
  and $5,600 at December 31, 2000 and June 30,
  2000, respectively                                   37,761         21,749

GOODWILL, net of amortization of $86,639            1,646,144              -
                                                 ------------   ------------
                                                 $  2,603,785   $     89,075
                                                 ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Trade accounts payable                         $    744,078   $     89,046
  Accrued liabilities (Note G)                        411,595        134,817
  Notes payable to stockholders (Note I)              135,000        100,000
  Line of credit (Note H)                                   -        535,530
                                                 ------------   ------------
     Total current liabilities                      1,290,673        859,393

COMMITMENTS AND CONTINGENCIES (Note L)                      -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Notes B, D, E and K) Series A Convertible
   preferred stock, $0.001 par value; 3,000,000
   shares authorized, 785,875 shares issued and
   outstanding                                            786              -
  Common stock, $0.001 par value; 45,000,000
   shares authorized, 4,404,384 and 8,680,657
   shares issued and outstanding at December 31,
   2000 and June 30, 2000, respectively                 4,404          8,680
  Additional paid-in capital                        7,083,489      3,124,455
  Accumulated deficit                              (5,775,567)    (3,903,453)
                                                 ------------   ------------
     Total stockholders' equity (deficit)           1,313,112       (770,318)
                                                 ------------   ------------
                                                 $  2,603,785   $     89,075
                                                 ============   ============
The accompanying notes are an integral part of these statements.

                    Encore Wireless, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
Net sales                                        $    673,146   $          -
Cost of goods sold                                    605,180              -
                                                 ------------   ------------
     Gross profit                                      67,966              -

Operating expenses
  Selling and shipping expenses                       143,154              -
  General and administrative expenses               1,294,919        984,473
  Consulting expense for stock options                179,696      1,924,599
  Compensation expense for stock options                    -        291,750
                                                 ------------   ------------
     Total operating expenses                       1,617,769      3,200,822
                                                 ------------   ------------
     Loss from operations                          (1,549,803)    (3,200,822)

Other income (expense)
  Interest income                                       1,268            501
  Interest expense (Notes H and I)                    (36,882)       (16,824)
  Interest expense on beneficial conversion
   feature (Notes H and I)                           (273,755)      (640,108)
  Interest expense for stock options (Note K)               -        (46,200)
  Equity recapitalization expense (Note E)           (125,000)             -
                                                 ------------   ------------
                                                     (434,369)      (702,631)
                                                 ------------   ------------
     Loss before income taxes                      (1,984,172)    (3,903,453)

Income taxes (Note J)                                       -              -
                                                 ------------   ------------
     Loss before extraordinary items               (1,984,172)    (3,903,453)

Extraordinary items
  Gain on settlement of debt, net of taxes            112,058              -
                                                 ------------   ------------
NET LOSS                                         $ (1,872,114)  $ (3,903,453)
                                                 ============   ============
Loss per common share:
  Loss before extraordinary items
   Basic                                         $      (0.29)  $      (0.46)
   Diluted                                              (0.29)         (0.46)
  Extraordinary items
   Basic                                                 0.02          (0.00)
   Diluted                                               0.02          (0.00)
Net loss per common share:
  Basic                                          $      (0.27)  $      (0.46)
  Diluted                                               (0.27)         (0.46)
Weighted-average common and dilutive
common equivalent shares outstanding (Note M)
  Basic                                             6,949,263      8,572,918
  Diluted                                           6,946,263      8,572,918

       The accompanying notes are an integral part of these statements.

                    Encore Wireless, Inc. and Subsidiaries
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the period September 23, 1999 (inception) to June 30, 2000 and for the six months ended December 31, 2000

                                    Preferred stock         Common stock     Additional
                                 --------------------  --------------------   paid-in    Accumulated
                                  Shares      Amount    Shares      Amount     capital     deficit      Total
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at September 23, 1999
 (inception)                             -  $       -          -  $       -  $        -  $        -  $        -

Stock issued for cash                    -          -      1,000          1       1,759           -       1,760

Recapitalization of Company
 (Note E)                                -          -  8,659,424      8,659     187,459           -     196,118

Issuance of common stock for
 services and compensation               -          -     20,233         20      32,580           -      32,600

Issuance of stock options for
services (Note K)                        -          -          -          -   1,924,599           -   1,924,599

Issuance of stock options in
 lieu of interest (Note K)               -          -          -          -      46,200           -      46,200

Interest expense recognized on
 beneficial conversion feature
 on line of credit and notes
 payable to stockholders (Notes H,
 I and K)                                -          -          -          -     640,108           -     640,108

Issuance of stock options for
compensation (Note K)                    -          -          -          -     291,750           -     291,750

Net loss                                 -          -          -          -           -  (3,903,453) (3,903,453)
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at June 30, 2000                 -          -  8,680,657      8,680   3,124,455  (3,903,453)   (770,318)



                                  (Continued)

                    Encore Wireless, Inc. and Subsidiaries
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

  For the period September 23, 1999 (inception) to June 30, 2000 and for the six months ended December 31, 2000

                                    Preferred stock         Common stock     Additional
                                 --------------------  --------------------   paid-in    Accumulated
                                  Shares      Amount    Shares      Amount     capital     deficit      Total
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at July 1, 2000                  -  $       -  8,680,657  $   8,680  $3,124,455  (3,903,453) $(770,318)

Issuance of common stock
 for services                            -          -      5,390          6      12,657           -      12,663

Interest expense recognized on
 beneficial conversion feature
 on line of credit (Notes H and I)       -          -          -          -     273,755           -     273,755

Issuance of common stock for
 cash (Note D)                           -          -  1,000,000      1,000     999,000           -   1,000,000

Issuance of common stock pursuant
 to conversion of line of credit
 and notes payable to stockholders
 (Note E)                                -          -  1,248,795      1,249   1,247,546           -   1,248,795

Recapitalization of common stock
 (Note E)                                -          - (6,710,500)    (6,711)      6,711           -           -

Issuance of common stock for
 settlement of claims on
 recapitalized shares of
 common stock (Note E)                   -          -    100,000        100     124,900           -     125,000

Issuance of preferred stock
 pursuant to purchase of
 Encore Wireless (Note D)          785,875        786          -          -   1,034,807           -   1,035,593

Issuance of common stock
 pursuant to the settlement
 of debt (Note E)                        -          -     80,042         80      79,962           -      80,042

Issuance of stock options for
 services (Note K)                       -          -          -          -     179,696           -     179,696

Net loss                                 -          -          -          -           -  (1,872,114) (1,872,114)

                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at December 31, 2000       785,875  $     786  4,404,384  $   4,404  $7,083,489 $(5,775,567)$ 1,313,112
                                 =========  =========  =========  =========  ==========  ==========  ==========


         The accompanying notes are an integral part of this statement.

                    Encore Wireless, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
Increase (decrease) in cash
  Cash flows from operating activities
   Net loss                                      $ (1,872,114)  $ (3,903,453)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation and amortization                     92,330          5,600
     Gain on settlement of debt                      (112,058)             -
     Provision for allowances for doubtful accounts   147,900              -
     Issuance of stock options for compensation             -        291,750
     Interest expense recognized on beneficial
      conversion features on line of credit and
      stockholder notes payable                       273,755        640,108
     Issuance of stock options for services           179,696      1,924,599
     Issuance of stock for services and compensation   12,663         32,600
     Issuance of stock options in lieu of interest          -         46,200
     Issuance of stock for release of claims          125,000              -
     Changes in assets and liabilities
      Accounts receivable                            (453,335)             -
      Other receivables                               293,008              -
      Inventories                                     200,000              -
      Prepaid expenses                                (18,155)       (14,192)
      Trade accounts payable                           29,237         88,966
      Accrued liabilities                             122,521        134,817
                                                 ------------   ------------
          Total adjustments                           892,562      3,150,448
                                                 ------------   ------------
          Net cash used in operating activities      (979,552)      (753,005)
                                                 ------------   ------------
  Cash flows from investing activities -
   Purchase of property and equipment                 (21,703)       (27,349)
   Cash paid in merger, net of cash acquired         (301,410)             -
                                                 ------------   ------------
          Net cash used in investing activities      (323,113)       (27,349)
                                                 ------------   ------------

                                  (Continued)

                    Encore Wireless, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
  Cash flows from financing activities
   Proceeds from draws on line of credit              297,437        535,530
   Proceeds from the issuance of notes payable
    to stockholders                                   277,100        135,000
   Principal payment on notes payable to
    stockholders                                     (148,200)       (38,417)
   Proceeds from the issuance of note to
    affiliate prior to merger                               -         30,000
   Stock subscriptions received                             -        169,000
   Cash obtained in merger                                  -            615
   Stock issued for cash                            1,000,000          1,760
                                                 ------------   ------------
          Net cash provided by
           financing activities                     1,426,337        833,488
                                                 ------------   ------------
          Net increase in cash                        123,672         53,134

Cash at beginning of period                            53,134              -
                                                 ------------   ------------
Cash at end of period                            $    176,806   $     53,134
                                                 ============   ============

Supplemental disclosures of cash flow information
-------------------------------------------------
The Company paid no cash for interest or income taxes during these periods.

Noncash investing and financing activities
------------------------------------------

Mergers and acquisitions
------------------------
Reverse merger with public shell
--------------------------------
On September 30, 1999, the Company merged with EZConnect USA, Inc. in a transaction accounted for as a reverse acquisition (recapitalization)(Note D). Net assets received through the noncash recapitalization were as follows:
   Cash                                                         $        615
   Notes receivable eliminated upon merger                            30,000
   Notes payable to stockholder                                       (3,417)
   Accounts payable and accrued liabilities                              (80)
   Stock subscriptions receivable                                    169,000
                                                                ------------
          Net assets received                                        196,118
   Fair market value of 8,659,424 shares issued
    in connection with recapitalization
     Par value of stock                                               (8,659)
     Additional paid-in capital                                     (187,459)
                                                                ------------
                                                                $          -
                                                                ============
                                  (Continued)

                    Encore Wireless, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Noncash investing and financing activities - continued
------------------------------------------------------
Purchase of Encore Wireless, Inc.
---------------------------------
On October 17, 2000, the Company merged with Encore Wireless, Inc. (Encore), a California company, wherein the Company acquired Encore for $450,000 cash, 625,000 shares of its Series A Convertible Preferred Stock and 1,875,000 contingent shares of Series A Convertible Preferred Stock (Note D). Net liabilities assumed in the merger were as follows:

  Accounts receivable, net allowance of $2,100                  $    405,292
  Inventory                                                          200,000
  Other receivables                                                  293,008
  Accounts payable                                                  (625,795)
  Accrued liabilities                                               (164,285)
  Notes payable                                                     (504,000)
                                                                ------------
     Net liabilities assumed                                         395,780

  Par value of stock issued in connection with acquisition              (786)
  Amount recorded as additional paid-in-capital in
   connection with acquisition                                    (1,034,807)
  Goodwill recorded in connection with acquisition                 1,732,783
                                                                ------------
     Cash paid for acquisition                                  $    301,410
                                                                ============

Beneficial conversion feature of convertible debt
-------------------------------------------------
As discussed in Notes H and I, the Company recognized charges related to the beneficial conversion feature of the line of credit and notes payable to stockholders issued during the six-month period ended December 31, 2000 and the period September 23, 1999 (inception) to June 30, 2000. The beneficial conversion feature is determined by the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period corresponding to the time restrictions on conversion of the debt into stock. For the six months ended December 31, 2000, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $273,755 ($640,108 for the period September 23, 1999 (inception) to June 30, 2000).

                                (Continued)

                    Encore Wireless, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Noncash investing and financing activities - continued
------------------------------------------------------
Stock and stock options issued for compensation, services and interest
----------------------------------------------------------------------
For the period September 23, 1999 (inception) to June 30, 2000
--------------------------------------------------------------
The Company issued 20,233 shares of common stock to employees as compensation
for services received for a total value of $32,600.   The value of the expense
recognized was based on market value of the stock issued.

The Company granted 823,000 stock options to consultants for services received. Expense related to these options totaled $1,924,599 (Note K).

The Company granted stock options to board members and an employee in connection with employment agreements and for services rendered. Compensation expense for these options totaled $291,750 (Note K and L).

The Company also granted 35,000 options to purchase shares of common stock of the Company to a stockholder. Expense related to these options totaled $46,200.

For the six month period ended December 31, 2000
------------------------------------------------
The Company issued 80,042 shares of common stock to settle debts of $192,100 resulting in a settlement gain of $112,058.

The Company granted 176,000 stock options to consultants for services received. The Company also canceled 70,000 stock options issued to consultants and reissued 200,000 stock options to these consultants in their place. Expense related to these options issued to consultants totaled $179,696.

The Company issued 5,390 shares of common stock to vendors for services rendered. The value of the services and the associated expense totaled $12,663.

The Company issued 100,000 shares of common stock for the release of claims against stock given back to the company in an equity recapitalization. The expense related to this release of claims totaled $125,000.

The Company issued 1,248,795 shares of Common Stock upon the conversion of the convertible line of credit of $832,967, convertible notes payable of $405,800 and $10,028 in accrued interest for a total of $1,248,795.

The Company received 6,710,500 shares from stockholders in a recapitalization. As a result, $6,711 was transferred from Common Stock to Additional Paid in Capital.





        The accompanying notes are an integral part of these statements.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. Organization and business activity
-------------------------------------
EZ Connect, Inc., (the Company) is a Nevada corporation organized on September 21, 1999 to merge with Diversified Industries, Inc., (Diversified) a Utah corporation. Diversified was a public shell with no operations and a business purpose to locate and consummate a merger or acquisition with a private entity from November 1, 1996 through September 30, 1999. Upon completion of the merger on September 30, 1999, all shares of Diversified were converted into shares of stock of the Company with the Company as the surviving corporation.

On September 30, 1999, the Company merged with EZConnect USA, Inc., a Utah corporation headquartered in Salt Lake City. EZConnect USA Inc. was originally organized on September 23, 1999 to engage in the remote establishment and disconnection of utility services. This merger was accounted for as a reverse acquisition (recapitalization) with a public shell (Note D). Subsequent to the reverse acquisition, the Company determined that the remote utility service connection service industry was not a viable market for the Company. As a result, the Company re-evaluated its proposed business activity, and entered into an agreement of intent to merge in July of 2000 with Encore Wireless, Inc. (Encore) a California corporation to become a provider of private label wireless internet solutions.

On October 17, 2000, the Company finalized its purchase of Encore wherein the Company acquired Encore for $450,000 cash, 625,000 shares of its Series A Convertible Preferred Stock, and 1,875,000 contingently issuable shares of its Series A Convertible Preferred Stock of which 160,875 shares have been earned at December 31, 2000. Encore will continue as a wholly-owned subsidiary of the Company.

After merging with Encore, the Company changed its name to Encore Wireless, Inc., moved its headquarters to California and changed its year-end from June 30 to December 31.

2. Principles of consolidation
------------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EZConnect USA, Inc., Encore Telecommunications, Inc. and Encore Wireless, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Use of estimates
----------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Depreciation and amortization
-----------------------------------
Depreciation of equipment is provided on the straight-line method for financial reporting purposes over the estimated useful lives of the assets of three to five years and on accelerated methods for tax reporting purposes. Amortization of goodwill is provided on the straight-line method over the estimated useful life of five years.

5. Fair value of financial instruments
--------------------------------------
The carrying value of the Company's trade accounts payable and notes payable approximate their fair values.

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

7. Net earnings (loss) per share
--------------------------------
Basic earnings (loss) per common share (EPS) is calculated using earnings
(loss) available to common shareholders divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings per share calculation include stock options awarded and shares to be issued in connection with convertible debt. Potential common shares are not included in the diluted loss per share calculation because to do so would be antidilutive.

8. Stock options
----------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Therefore, the Company provides only the disclosure provisions of SFAS NO. 123 and records compensation expense equal to the fair value of the options granted.

9. Goodwill
-----------
On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. Amortization of goodwill during the six months ended December 31, 2000 was approximately $87,000.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $5,775,567 since inception (September 23, 1999), and has limited operating capital with current liabilities exceeding current assets by $370,793 as of December 31, 2000. In addition, Sprint PCS has notified the Company of its intent to terminate its contract to provide wireless services. The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional financing required until it attains profitability. The Company's ability to develop profitable operations is dependent on negotiating an alternative arrangement for a wireless provider, building a subscriber base and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure all at rates favorable to the Company.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company with the ability to continue in existence:

     + The Company will reduce administrative expenses by consolidating management responsibilities and reducing labor costs.

     + The Company has obtained $450,000 in additional equity funding through the private placement of its common stock to two principal shareholders.

     + The Company is seeking additional debt funding from principal shareholders.

     + The Company will provide for the conversion of selected loans and other debt to equity.

NOTE C - RESTRICTED CASH

Restricted cash represents certificates of deposit held by the Company as collateral for an agreement with the Company's supplier of cellular airtime. The agreement with this supplier requires the Company to pay a fixed rate per minute and a residual percentage of airtime revenues.

NOTE D - MERGERS AND ACQUISITIONS

On September 30, 1999 the Company merged with EZConnect USA, Inc. (USA). USA was originally formed on September 23, 1999. The transaction was initiated through the issuance of 6,075,000 shares of the Company's common stock to the shareholders of USA in exchange for all of the outstanding common stock of USA.

The combination of EZConnect, Inc. and EZConnect USA, Inc. was recorded as a reverse acquisition of EZConnect, Inc. As such, the historical financial statements of EZConnect, USA, Inc., the accounting acquirer, are presented. After the reverse acquisition there were 8,660,464 shares of common stock outstanding with approximately 31 percent of those shares being held by former stockholders of the Company.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - MERGERS AND ACQUISITIONS - CONTINUED

On October 17, 2000, the Company acquired Encore Wireless, Inc. (Encore), a California company, for $450,000 cash, 625,000 shares of its Series A Convertible Preferred Stock and 1,875,000 contingent shares of Series A Convertible Preferred Stock. The acquisition was recorded as a purchase with Encore continuing as a wholly-owned subsidiary of the Company. Of the 2,500,000 shares of the Company's Series A Convertible Preferred Stock to be issued to the Encore shareholders, 1,875,000 shares have been placed in escrow to be released based on certain performance criteria. One-half of the shares placed in escrow will be "earned-out" based on Encore achieving a minimum number of subscribers. The value of these shares when earned-out will increase the amount recorded as goodwill. The other one-half of the shares placed in escrow will be "earned-out" based on the continued active involvement of certain shareholders and will be charged to compensation expense as they are earned. As of December 31, 2000, 160,875 of the shares to be "earned out" for achieving a minimum number of subscribers have been earned.

The table below reflects unaudited pro forma combined results of EZConnect, Inc. and Encore Wireless, Inc. as if the acquisition had taken place at the beginning of each period presented:

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
  Net sales                                      $  1,361,136   $    296,061
  Loss before extraordinary items                  (2,032,631)    (4,405,187)
  Net loss                                         (1,920,573)    (4,405,187)
  Net loss per common share                             (0.28)         (0.55)

In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of each period presented.

Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, has voting rights equivalent to one share of common stock, and has a liquidation preference of $3.40 per share prior to any liquidation payments to holders of common stock. The Series A Convertible Preferred Stock automatically converts at the earlier of October 13, 2002, the occurrence of certain events, or at the shareholders option.

The Company also initiated a private placement arrangement to raise up to $1,500,000 through the sale of common stock with a minimum placement of $1,000,000 as required by the Encore merger agreement. The Company successfully raised the $1,000,000 minimum through the sale of 1,000,000 shares of common stock to accredited investors.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - EQUITY RECAPITALIZATION

In September 2000, the Company entered into various agreements that allowed for implementing a plan of recapitalization that provided for (1) the cancellation of shares and options held by former affiliates and other shareholders; (2) the issuance of new shares and options in settlement and release of claims against the Company; and (3) the issuance of shares to certain creditors of the Company for the conversion of outstanding debt.

In connection with this plan of recapitalization, stockholders returned a net of 6,710,500 shares of common stock to the Company as authorized and unissued. Holders of certain stock options also surrendered 5,416,000 options to purchase common stock of the Company for cancellation.

Of these options, 4,013,000 were surrendered by certain terminated employees in connection with the settlement of their employment agreements. The Company settled these agreements for $34,000 in cash and the issuance of 595,000 options to purchase common stock for any and all potential claims.

Various consultants, stockholders and board members surrendered the remaining 1,403,000 options canceled. Subsequent to the cancellation of these options, the Company issued new options to purchase 70,000 shares of the Company's common stock to certain of these individuals.

Simultaneous with the plan of recapitalization, stockholders converted all principal and accrued interest on notes due from the Company totaling $1,248,795 for 1,248,795 shares of common stock of the Company in accordance with the terms of their notes (Notes H and I).

The Company issued an aggregate of 100,000 shares to certain shareholders and affiliates of the Company in exchange for the settlement and release of any and all claims relating to rights they may have to acquire shares of the Company's common stock from former affiliates of the Company. The Company recognized $125,000 in equity recapitalization charges pursuant to the issuance of these shares.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - CHANGE IN YEAR END

Subsequent to the purchase of Encore Wireless, the Company changed its name to Encore Wireless, Inc. and elected to change its year-end to December 31, 2000 as a consolidated group. The following selected unaudited information is presented to provide a period comparable to the transition period ended December 31, 2000 for EZ Connect, Inc.:

Summary results of operations:
                                                               September 23,
                                                                   1999
                                                               (inception) to
                                                               December 31,
                                                                   1999
                                                               ------------
                                                                (unaudited)
  Revenues                                                     $          -
  Cost of sales                                                           -
  Operating expenses                                              1,803,908
                                                               ------------
          Loss from operations                                   (1,803,908)

  Interest income                                                       417

  Interest expense                                                   (2,340)
                                                               ------------
          Loss before income taxes                               (1,805,831)

  Income tax expense                                                      -
                                                               ------------
          NET LOSS                                             $ (1,805,831)
                                                               ============
  Loss per share - basic and diluted                           $      (0.27)

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 December 31,     June 30,
                                                     2000           2000
                                                 ------------   ------------
  Sales tax payable                              $    239,297   $          -
  Airtime residual fee to carrier                      65,000              -
  Accrued interest                                     18,195          4,578
  Accrued bonuses                                      25,000          5,000
  Customer deposit                                     64,103          1,050
  Legal fees                                                -         64,553
  Accrued consulting fees                                   -         28,789
  Accrued compensation                                      -         23,682
  Accrued software expense                                  -          7,165
                                                 ------------   ------------
          Total                                  $    411,595   $    134,817
                                                 ============   ============

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - LINE OF CREDIT

During 2000, the Company obtained a line of credit from a stockholder for up to $1,500,000 bearing interest at 10 percent. The line of credit was convertible into stock at the option of the debt holder at $1.00 per share.
At any time the market price of the stock was higher than the conversion rate on the day of draw on the line of credit, the difference between the price to convert and the market price of the stock was considered a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense and was recognized in the period when the debt became convertible. For the six months ended December 31, 2000, the beneficial conversion resulted in an increase of interest expense of $273,755 ($535,530 from September 23, 1999 (inception) to June 30, 2000) and an effective interest rate on the line of credit of approximately 140 percent (307 percent from September 23, 1999 (inception) to June 30, 2000). On October 13, 2000, the outstanding balance on the line of credit was converted to 832,967 shares of common stock and cancelled.

NOTE I - NOTES PAYABLE TO STOCKHOLDERS

The Company had three uncollateralized notes payable to stockholders in the aggregate amount of $100,000 with an interest rate of 10 percent. These notes were convertible into stock at the option of the debt holder at $1.00 per share. The market price of the stock was higher than the conversion rate on the day of issuance. The difference between the price to convert and the market price of the stock was considered a beneficial conversion feature. The beneficial conversion feature was recorded as an additional noncash charge to interest expense of $104,578 and was recognized in the period when the debt became convertible into stock. In August 2000, all outstanding notes were converted to 415,828 shares of common stock.

The Company has five uncollateralized notes payable to stockholders in the aggregate amount of $135,000. $85,000 of the notes carry an interest rate of 60 percent with a 5% origination fee and mature in February 2001. The other $50,000 of the notes carry an interest rate of 13 percent and have no stated maturity date. Subsequent to December 31, 2000, the Board approved the conversion of the $50,000 note into stock (Note N).

NOTE J - INCOME TAXES

The Company has sustained net operating losses in the periods presented.
There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the periods presented. The increase in the valuation allowance was $670,678 for the six month period ended December 31, 2000 ($484,345 for the period September 23, 1999 (inception) to June 30, 2000).

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES - CONTINUED

As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $1,393,350 ($16,000 as of June 30, 2000) that expire in 2020. Utilization of the net operating loss is dependent on the profitable operation of the Company in the future. In addition, the utilization of approximately $490,000 net operating losses are subject to limitations on the carryforward of net operating losses after a change in ownership according to the U.S. Internal Revenue Code.

Income tax benefit differs from the amount computed by applying the U.S. Federal income tax rate of 34 percent to pretax loss from continuing operations as a result of the following:
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
  Computed tax benefit                           $   (636,519)  $ (1,327,174)
  State income taxes                                  (49,770)       (46,492)
  Stock option compensation                            61,097              -
  Nondeductible items                                 137,284        889,321
  Encore valuation allowance at merger date          (182,770)             -
  Change in valuation allowance                       670,678        484,345
                                                 ------------   ------------
                                                 $          -              -
                                                 ============   ============

Deferred income tax assets and liabilities are as follows:

                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
  Deferred tax assets
   Bad debt reserve                              $     56,415   $      1,380
                                                 ------------   ------------
          Total current deferred tax assets            56,415          1,380

  Benefit of net operating loss carryforwards         524,042          6,139
  Deferred start up expenditures                      574,383        476,643
  Depreciation                                            183            813
                                                 ------------   ------------
          Total long-term deferred tax assets       1,098,608        482,965

  Less valuation allowance                         (1,155,023)      (484,345)
                                                  ------------  ------------
          Net deferred tax assets (liabilities)  $          -   $          -
                                                 ============   ============

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK OPTIONS

During 2000, the board of directors approved two stock option plans. The 1999 non-qualified stock option plan and the 2000 non-qualified stock option plan, as well as various consulting and executive options. Under the 1999 Plan, the Company granted 250,000 options to various consultants 150,000 of which were canceled in the recapitalization in consideration for 30,000 newly issued options. Options granted under this plan vested immediately and expire five years after the date of grant. The 1999 Plan has a maximum of 500,000 options (Note E).

Under the 2000 Plan, the Company granted 3,595,000 options to employees and consultants of the Company 2,070,000 of which were canceled in the recapitalization in consideration for 625,000 newly issued options. 825,000 additional options were then granted to employees and consultants of the Company. Options under the 2000 Plan vest at different rates from immediately to three years. The options expire five years after the grant date. The 2000 Plan has a maximum of 5,000,000 options (Notes E and N).

During 2000, the Company also granted options to purchase common stock to three executives and various consultants under newly executed employment (Note
L) and consulting agreements. The agreements granted options to acquire an aggregate of 3,311,000 shares of common stock at exercise prices from $1.00 to $5.75 per share 3,196,000 of which were canceled in the recapitalization in consideration for 10,000 newly issued options. 200,000 additional options to acquire common stock at $1.50 were then issued to two executives under employment agreements and 176,000 additional options to acquire common stock at $0.625 were then issued to consultants for services. The options under these agreements vested immediately and expire through December 2005 (Note E).

Options issued to employees in consideration for options canceled receive variable accounting treatment. If the market price of the stock is higher than the price to convert, additional compensation costs are recorded. As of December 31, 2000, the market price of the stock was lower than the price to convert so no additional costs were recorded for these options (Note E).

Options issued to consultants in consideration for options canceled caused $149,040 of consulting expense for stock options to be recorded for the six
months ended December 31, 2000.   The additional expense was calculated by
valuing the options issued and the options canceled through the Black-Scholes model on the date of exchange. If the value of the options issued was higher than the value of the options canceled, additional expense was recorded (Note
E).

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK OPTIONS - CONTINUED

Outstanding options have been granted to the following:
                                                               Number of
                                                                 shares
                                                              ------------
  Executive officers, including officers who are directors         800,000
  Employees                                                      2,235,000
  Consultants                                                      536,000
  Options issued in lieu of interest                                35,000
                                                              ------------
                                                                 3,606,000
                                                              ============

The Company accounts for stock option grants to employees and directors under its Plans in accordance with APB 25 and related interpretations. Accordingly, no compensation costs are recognized for options granted under the Plans at or in excess of the fair market value of the stock on the date of the grant. During the period from September 23, 1999 (inception) to June 30, 2000, the Company granted 4,798,000 options to employees and/or board members of which 263,000 were below market value at the date of grant resulting in compensation expense of $291,750. The remaining 4,535,000 options were issued at a price at or in excess of fair market value and therefore, no compensation was recorded. During the six months ended December 31, 2000, the Company granted 2,325,000 new options to employees and/or board members of which none were below market value. Had compensation expense for the options granted been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
     Net loss                 As reported        $ (1,872,114)  $ (3,903,453)
                              Pro forma            (5,696,161)   (12,854,223)

     Net Loss per share -
      basic and diluted       As reported               (0.27)         (0.46)
                              Pro forma                 (0.82)         (1.50)

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK OPTIONS - CONTINUED

The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for the six months ended December 31, 2000 and from September 23, 1999 (inception) to June 30, 2000:

                                                        Weighted-average fair
                   Expected    Risk-free      Expected  value of options given
Period ended       volatility  interest rate  life      to employees
------------       ----------  -------------  --------  ----------------------
December 31, 2000     134%     6.11 - 6.26%   5 years          $ 1.16
June 30, 2000         152%     5.625 - 6.750% 2-5 years          3.26

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

During the six month period ended December 31, 2000, the Company also issued options to purchase 446,000 shares of common stock of the Company to outside consultants for services received (823,000 for the period ended June 30, 2000). The options are exercisable at prices ranging from $0.625 to $1.50 per share ($1.47 to $3.25 per share for June 30, 2000). The value of the services is based on the fair value at the date of grant calculated using the Black-Scholes option-pricing model or the value of the services rendered whichever is more readily determinable. Expense for services is recognized at the time services were rendered and the options become exercisable. Expense recognized for the period ended December 31, 2000 related to these options totaled $179,696 ($1,924,599 for the period ended June 30, 2000).

The Company also issued 35,000 options to purchase shares of the Company's common stock during the period from September 23, 1999 (inception) to June 30, 2000. These options were exercisable the date of grant at $2.25 per share in
connection with the issuance of notes payable to stockholders.   Expense
related to these options is recognized at the fair value of the option based on modified Black-Scholes option-pricing model. The Company recorded a noncash charge to interest expense of $46,200 for these options.

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK OPTIONS - CONTINUED

Changes in the Company's stock options during the period are as follows:

                                                                   Weighted-
                                                                   Average
                                                    Exercise       Exercise
                                        Stock         Price          Price
                                       Options      Per Share      Per Share
                                     ------------  ------------  ------------
Outstanding at September 23, 1999
 (inception)                                    -  $     -       $     -
  Granted                               5,656,000   1.00 - 5.75      2.78
  Exercised                                     -        -             -
  Canceled                                      -        -             -
                                     ------------  ------------
Outstanding at June 30, 2000            5,656,000  $1.00 - 5.75  $   2.78
  Granted                               3,366,000   0.63 - 2.00      1.55
  Exercised                                     -        -             -
  Canceled                             (5,416,000)  1.00 - 5.75      3.79
                                     ------------
Outstanding at December 31, 2000        3,606,000   0.63 - 3.25      1.50
                                     ============
Exercisable at December 31, 2000        3,606,000   0.63 - 3.25      1.50
                                     ============
Exercisable at June 30, 2000            2,711,000  $1.00 - 5.75  $   2.83

A summary of the status of the options outstanding under the Company's stock option plans at December 31, 2000 is presented below:

Stock options issued below market price.

                              Weighted-
                               average     Weighted-               Weighted-
                              remaining     average                 average
Range of           Number     contractual  exercise      Number    exercise
exercise prices  outstanding  life (years)   price     exercisable   price
---------------  -----------  -----------  ----------  ----------- ----------
$ 1.00 - 1.50        100,000     3.84       $ 1.50         100,000   $ 1.50
  2.01 - 2.50        130,000     1.11         2.28         130,000     2.28
                 -----------                           -----------
                     230,000                               230,000

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK OPTIONS - CONTINUED

Stock options issued at market price.

                              Weighted-
                               average     Weighted-               Weighted-
                              remaining     average                 average
Range of           Number     contractual  exercise      Number    exercise
exercise prices  outstanding  life (years)   price     exercisable   price
---------------  -----------  -----------  ----------  ----------- ----------
$ 0.63 - 0.99        176,000     1.00       $ 0.63         176,000   $ 0.63
  3.01 - 3.50         10,000     4.29         3.25          10,000     3.25
                 -----------                           -----------
                     186,000                               186,000

Issued above market price.

                              Weighted-
                               average     Weighted-               Weighted-
                              remaining     average                 average
Range of           Number     contractual  exercise      Number    exercise
exercise prices  outstanding  life (years)   price     exercisable   price
---------------  -----------  -----------  ----------  ----------- ----------
$ 1.00 - 1.50      3,090,000     4.41       $ 1.50       3,090,000   $ 1.50
$ 1.51 - 2.00        100,000     4.54         2.00         100,000     2.00
                 -----------                           -----------
                   3,190,000                             3,190,000
                 -----------                           -----------
                   3,606,000     4.11         1.50       3,606,000     1.50
                 ===========                           ===========

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements is $400,000 annually through September 2002. The agreements also include bonuses of $600,000 and 1,500,000 options to purchase common stock. These options have an exercise price of $1.50 per share and may be reduced to the current market price at the option of the holder. These options vest based on continued employment and the meeting of operational objectives. Due to the repricing option, these are treated as variable options but have no effect on earnings for the six months ended December 31, 2000 (Note K).

                    Encore Wireless, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share including dilutive potential common stock.

                                                  Six Months    September 23,
                                                     ended    1999 (inception)
                                                 December 31,    to June 30,
                                                     2000           2000
                                                 ------------   ------------
Common shares outstanding during
 the entire period                                  2,070,157          1,000

Weighted-average common shares retired in
 recapitalization                                   3,855,779              -

Weighted-average common shares issued during
the period                                          1,023,327      8,571,918
                                                 ------------   ------------
Weighted-average number of common shares
used in basic EPS                                   6,949,263      8,572,918

Dilutive effect of options and preferred stock              -              -
                                                 ------------   ------------
Weighted-average number of common shares and
 dilutive potential common stock used in
 diluted EPS                                        6,949,263      8,572,918
                                                 ============   ============
Shares from the exercise of all outstanding options and preferred stock (Note
K) were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the periods.

NOTE N - SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company entered into an agreement to sell stock to certain board members at discounted prices. The agreement is to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July for the lower of $0.50 per share or 50 percent of the closing bid price per share. The Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through April 19, 2001. The balance of this subscription agreement is expected to be terminated by the board of directors because of recent events involving the Company's agreement with Sprint PCS.

In January 2001, the Company also issued an additional 125,000 options to employees and consultants.

In January 2001, the Board approved the conversion of a note payable for $50,000 plus accrued interest into common stock at $0.375 per share.

In January 2001, the Board also approved the conversion of $75,000 in accounts payable to exercise options for 120,000 shares of common stock at $0.625 per shares.

On May 21, 2001, Sprint PCS has indicated their near-term intention to terminate their agreement to provide the Company's subscribers with essential wireless network access. As a consequence to this development, the Company will be unable to sustain service to its customers unless management finds an alternative arrangement.