Form 10QSB
period 2001-03-31
ENCORE WIRELESS INC
filed 2001-06-21
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

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

                                (805) 557-9946
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,760,383 shares of common stock, par value $0.001, as of June 20, 2001.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position, and cash flows have been included.

     These consolidated condensed financial statements and the related notes thereto should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

        3          ENCORE WIRELESS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (Unaudited)
                                   ASSETS
                                                   March 31,     December 31,
                                                     2001           2000
                                                 ------------   ------------
Current assets
  Cash                                           $     50,201   $     76,806
  Restricted cash                                     100,000        100,000
  Accounts receivable, net of allowance for
   doubtful accounts of $275,000 and $150,000 at
   March 31, 2001 and December 31, 2000,
   respectively                                       541,523        710,727

  Prepaid expenses                                     37,480         32,347
                                                 ------------   ------------
Total current assets                                  729,204        919,880

EQUIPMENT, at cost
 Less accumulated depreciation of $14,276
  and $11,291 at March 31, 2001 and December 31,
  2000, respectively                                   35,214         37,761
GOODWILL, net of amortization of $1,732,783
  and $86,639 at March 31,2001 and December 31,
  2000, respectively                                        -      1,646,144
                                                 ------------   ------------
                                                 $    764,419   $  2,603,785
                                                 ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Trade accounts payable                         $    713,629   $    744,078
  Accrued liabilities                                 350,420        411,595
  Notes payable to stockholders                        85,000        135,000
                                                 ------------   ------------
     Total current liabilities                      1,149,050      1,290,673

COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Convertible
   preferred stock, $0.001 par value; 3,000,000
   shares authorized, 785,875 shares issued and
   outstanding                                            786            786
  Common stock, $0.001 par value; 45,000,000
   shares authorized, 5,760,383 and 4,404,384
   shares issued and outstanding at March 31, 2001
   and December 31, 2000, respectively                  5,760          4,404
  Additional paid-in capital                        8,442,133      7,083,489
  Accumulated deficit                              (8,833,310)    (5,775,567)
                                                 ------------   ------------
     Total stockholders' equity (deficit)            (384,631)     1,313,112
                                                 ------------   ------------
                                                 $    764,418   $  2,603,785
                                                 ============   ============
The accompanying notes are an integral part of these consolidated financial statements.

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                         ---------------------------
                                                      2001           2000
                                                 ------------   ------------
Net sales                                        $    779,493   $          -
Cost of goods sold                                    621,632              -
                                                 ------------   ------------
     Gross profit                                     157,861              -

Expenses
  Selling and shipping expenses                       236,906         54,325
  General and administrative expenses                 575,694        212,610
  Research and development                              -         46,463
  Stock in lieu of consulting compensation             10,000        461,729
  Compensation expense for stock options (Note E)     706,667         37,500
  Goodwill impairment (Note D)                     (1,646,144)             -
                                                 ------------   ------------
     Total operating expenses                       3,175,411        812,627
                                                 ------------   ------------
     Loss from operations                          (3,017,550)      (812,627)

Other income (expense)
  Interest and other income                                 -            982
  Interest expense                                    (15,055)       (15,620)
  Interest expense on beneficial conversion
   feature                                            (25,138)      (286,514)
  Interest expense for stock options                        -        (46,200)
  Equity recapitalization expense                           -              -
                                                 ------------   ------------
                                                      (40,193)      (347,352)
                                                 ------------   ------------
     Loss before income taxes                      (3,057,743)    (1,159,979)

Income taxes                                                -              -
                                                 ------------   ------------
NET LOSS                                         $ (3,057,743)  $ (1,159,979)
                                                 ============   ============

LOSS PER SHARE - BASIC AND DILUTED               $      (0.57)  $      (0.13)
                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES (NOTE H)          5,381,539      8,660,424
                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      ENCORE WIRELESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            For the period December 31, 2000 through March 31, 2001
                                  (Unaudited)


                                    Preferred stock         Common stock     Additional
                                 --------------------  --------------------   paid-in    Accumulated
                                  Shares      Amount    Shares      Amount     capital     deficit      Total
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at December 31, 2000       785,875  $     786  4,404,384  $   4,404  $7,083,489 $(5,775,567) $1,313,112

Interest expense recognized from
 offer to convert note payable at
 beneficial rates (Note F)               -          -          -          -      25,138           -      25,138

Issuance of common stock upon
 conversion of a shareholder
 note payable and related
 accrued interest (Note F)               -          -    133,333        133      58,062           -      58,195

Issuance of common stock for
 services (Note F)                       -          -    176,000        176     109,824           -     110,000

Issuance of common stock for
 services (Note F)                       -          -     13,333         13       9,987           -      10,000

Issuance of common stock options
 below market (Note E)                   -          -          -          -     706,667           -     706,667

Issuance of common stock per
 subscription agreement                  -          -  1,033,333      1,034     448,966           -     450,000

Net loss                                 -          -          -          -           -  (3,057,743) (3,057,743)
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at March 31, 2001          785,875        786  5,760,383      5,760   8,442,133  (8,833,310) $ (384,631)


The accompanying notes are an integral part of these consolidated financial statements.

       6            ENCORE WIRELESS, Inc. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                                      Three Months Ended
                                                          March 31,
                                         ---------------------------
                                                      2001           2000
                                                 ------------   ------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                     $ (3,057,743)  $ (1,159,979)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                    4,237          2,955
       Impairment of goodwill                       1,646,144              -
       Provision for allowances for
        doubtful accounts                             125,000              -
       Issuance of stock options below market         706,667         37,500
       Issuance of stock for services                  10,000        461,729
       Beneficial interest on conversion of note
        payables                                       25,138        286,514
       Issuance of stock for interest                       -         46,200
       Changes in assets and liabilities
        Accounts receivable                            44,204              -
        Prepaid expenses                               (5,133)             -
        Trade accounts payable                         79,551         73,880
        Accrued liabilities                           (52,980)        47,275
                                                  -----------    -----------
          Total adjustments                         2,582,828        956,053
                                                  -----------    -----------
          Net cash used in operating activities      (474,915)      (203,926)
                                                  -----------    -----------
  Cash flows from investing activities
    Purchase of property and equipment                 (1,690)             -
    Purchase of patents                                     -        (26,160)
                                                  -----------    -----------
          Net cash used in investing activities        (1,690)       (26,160)

  Cash flows from financing activities
    Stock options converted with cash                 450,000              -
    Proceeds from draws on line of credit                   -        183,329
    Proceeds from notes payable to shareholders             -        100,000
                                                  -----------    -----------
          Net cash provided by financing
           activities                                 450,000        283,329
                                                  -----------    -----------
          Net increase (decrease) in cash             (26,605)        53,243

Cash at beginning of period                           176,806              -
                                                  -----------    -----------
Cash at end of period                             $   150,201    $    53,243
                                                  ===========    ===========

                                [Continued]

       ENCORE WIRELESS, Inc. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                 (Unaudited)

Non-cash disclosure:

In January 2001, a $50,000 Note Payable plus $8,195 in accrued interest was converted into 133,333 new common shares. Because the conversion was completed at below market price of for the stock, an additional $25,138 of beneficial interest upon conversion was recorded.

Options issued at market value in the prior year were converted into 176,000 common shares and funded in January 2001 with $110,00 in accrued professional services rendered and recorded in 2000.

During the three month period ended March 31, 2001, asset disposition and accumulated depreciation totaled $1,252.


The accompanying notes are an integral part of these consolidated financial statements.

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operation and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its Form 10-KSB for the period ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

NOTE B  - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated substantial net losses and has limited operating capital, with current liabilities exceeding current assets by $419,845 at March 31, 2001. In addition, Sprint PCS has notified the Company of its intent to terminate its contract to provide wireless services. The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional financing required until it attains profitability. The Company's ability to develop profitable operations is dependent on negotiating an alternative arrangement as a wireless provider, building a subscriber base or equivalent revenue source, and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure all at rates favorable to the Company.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company with the ability to continue in existence:

     +   The Company is presently pursuing alternatives to the Sprint PCS arrangement.

     + The Company has reduced administrative expenses by consolidating management responsibilities and reducing labor costs.

     + The Company is seeking additional debt and equity funding from principal and other interested parties.

     + The Company will provide for the conversion of selected loans and other debt to equity.

See Note G - SUBSEQUENT EVENTS

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C  - MERGERS AND ACQUISITIONS

On October 17, 2000, EZConnect, Inc. acquired Encore Wireless, Inc. The acquisition was recorded as a purchase with Encore continuing as a wholly-owned subsidiary of EZConnect, Inc. Subsequent to the acquisition, the name of EZConnect, Inc. was changed to Encore Wireless, Inc.

The comparative results of operations for the period ended March 31, 2000 included in the accompanying financial statements are those of EZConnect, Inc. and its subsidiary. The table below reflects unaudited pro-forma combined results of EZConnect, Inc. and Encore Wireless, Inc. as if the acquisition had taken place at the beginning of the period presented below:

                                                Three Months
                                                    ended
                                                  March 31,
                                                     2000
                                                 ------------
  Net sales                                      $         -
  Net loss                                         (1,360,103)
  Net loss per common share                             (0.16)

In management's opinion, these unaudited pro-forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the period presented.

NOTE D   GOODWILL IMPAIRMENT

In conjunction with the October 17,2000 acquisition of Encore Wireless, Inc. by EZConnect, Inc., $1.7 million in goodwill was assigned to the value of the assets of Encore, primarily associated with the favorable terms of the Sprint reseller contract and the potential business opportunities it provided. Given the notification by Sprint of its near-term intention to terminate this agreement, management believes that the value assigned to goodwill is unlikely to be realized. Hence, the value has been written down to zero.

NOTE E - OPTION GRANTS

In January 2001, the Company entered into a financing agreement to sell up to $1 million in shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at prices per share that may represent discounts from the market price. The agreement provides for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July of 2001 for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. The Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement in the period ended March 31, 2001. Additional compensation expense for stock options of $706,667 was recorded in conjunction with the issuance of this financing agreement. Because of Sprint's intention to cancel its agreement with the Company, the balance of this financing agreement has been terminated.

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for stock options granted to consultants in accordance with Statement of Financial Accounting Standards #123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option pricing model or the value of the services rendered, whichever is more readily determinable.

During January 2001, the Company granted 625,000 options to employees and one consultant at prices ranging from $0.65 to $0.88 per share which represented the market price for the common stock on the date of such grants.

NOTE F   EQUITY TRANSACTIONS

The Company's board of directors approved the conversion of a $50,000 note and accrued interest payable to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into restricted common stock at a conversion rate of $0.375 per share. Effective January 1, 2001, this note was converted and 133,333 new common shares were issued. The market price for the Company's common stock on the date of conversion was $0.625 per share.

The Company's board of directors approved the conversion of 176,000 options for $110,000 of accounts payable accumulated for consulting expenses, rendered through 2000. The options had a conversion rate of $0.625 per share, the market price on the date of grant. Effective January 1, 2001, these options were converted and 176,000 new common shares were issued, in lieu of payment for the outstanding liability.

On March 30, 2001, certain shareholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of new common stock at a conversion price $0.75 per share (the market price for the shares), in lieu of payment for these services.

NOTE G   SUBSEQUENT EVENTS

In May 2001, the Company dismissed 5 of its 8 employees and eliminated services where possible in order to cut expenses while it seeks alternative operating arrangements from that of the Sprint reseller arrangement.

NOTE H - LOSS PER COMMON SHARE

The following data show the weighted average number of shares outstanding used in computing net loss per common share:
                                              Three Months Ended March 31,
                                                2001               2000
                                           --------------     -------------
Common shares outstanding entire period         4,404,384         8,660,424

Net weighted average common shares issued
 during period                                    977,155                 -
                                           --------------     -------------
Weighted average number of common
 shares used in basic and diluted EPS           5,381,539         8,660,424
                                           ==============     =============

                       ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H- LOSS PER COMMON SHARE (Continued)

For the three-month periods ended March 31, 2001 and 2000 all of the options and convertible debt that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
For the three month periods ended March 31, 2001 and 2000, there was no convertible debt and 4,055,000 options outstanding and $283,329 in convertible debt and 980,000 options outstanding, respectively.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Results of operations for the three-month period ended March 31, 2001 represented a loss of $3.1 million. The loss included a $1,646,144 provision to record impairment of goodwill reflecting the announcement by Sprint in April 2001 of its intention to cancel its agreement with Encore Wireless, Inc., $706,667 to record expenses associated with below market options issued to an officer of the Company, and $25,138 to record beneficial interest expense associated with the conversion of a note payable into common stock at below market. Excluding these three expenses, the operating loss was $679,794.

Comparison with the same period in the prior year is not considered meaningful, since no operations were represented in the prior year, and the intended business model at that time, which has since been abandoned, was not inclusive of Encore Wireless, Inc. Therefore, this discussion will focus solely on results in the three-month period ended March 31, 2001.

Revenues were $779,493 during the reported period, reflecting a growing wireless subscriber base. Net subscribers increased by slightly less than 1,200 during the period. Management believes that limited capital resources severely hampered the Company's ability to market its services, contributing to lower net subscriber adds than earlier expectations. Cost of sales, including the cost for new handsets, was $621,632, or 80% of revenues, contributing a 20% gross profit margin, or $157,861. Handset sales are subsidized to entice new subscribers. Sales of new handsets are recorded at cost, net of subsidies that are charged to marketing expense. Recurring airtime revenues were $624,000 during the three-month period, contributing average gross profit margins of approximately 25%.

Sales and marketing expenses were $236,906 during the period, primarily comprised of $153,360 in handset subsidies. The balance included channel marketing commissions, shipping and postage, and marketing materials.

General and administrative expenses of $575,694 included approximately $281,000 in wages and benefits. The balance of general and administrative expenses included ordinary travel and entertainment, consulting and legal, communications, office lease and supplies expenses.

Liquidity and Capital Resources
-------------------------------
During the three month period ended March 31, 2001, the Company supplementally financed operations through the issuance of common stock for cash and services and the conversion of options for account payable. It is anticipated that the Company will require substantial additional working capital to continue its business operations over the balance of the fiscal year. As a result of management's belief that Sprint PCS will terminate its resale agreement with the Company, the Company's ability to obtain additional financing is not considered likely, unless the Company can negotiate an economically feasible alternative for a wireless network service provider.

At March 31, 2001, the Company had current assets of $729,204 and current liabilities of $1,149,049, for a working capital deficit of $419,845. The Company had cash of $50,201, restricted cash of $100,000, accounts receivable net of allowance for doubtful accounts of $541,7523, and prepaid expenses of $37,480. Net cash used in operating activities was $474,915, which was funded primarily by the sale of stock for cash and the issuance of stock for services. At March 31, 2001, the Company had net property and equipment of $35,214, after deduction of $14,276 in accumulated depreciation. The Company's property and equipment consists mainly of office and computer equipment. In addition, as a result of the Company's belief that Sprint PCS will terminate its resale agreement, the Company has recorded a goodwill impairment of $1,646,144. Because at December 31, 2000, the Company had an accumulated deficit of $5,775,567, a working capital deficit, limited external financial resources, and has recently been notified of Sprint PCS's near-term intention to terminate its resale agreement with Encore, the report of the Company's auditor contained a modification as to the ability of the Company to continue as a going concern.

Through March 31, 2001, the Company has incurred a cumulative net deficit of $8,833,310 since inception. The Company expects to continue operating at a loss until such time as it begins to receive sufficient revenues from operations. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding periods. This condition will likely worsen with the impending loss of the Sprint PCS agreement.

The Company continues to operate with limited capital resources. Until such time as alternative operations can be secured, the Company will likely continue to face difficulties in securing additional financing. Consequently, it is uncertain whether working capital will be sufficient to maintain ongoing operations through the remainder of the year.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, the Company entered into an agreement to sell shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at a price per share that represented a discount to the market price. The agreement provides for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. As of June 20, 2001, the Company had issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement.

In January 2001, the Company's board of directors has approved the conversion of a $50,000 note and accrued interest payable to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into 133,333 shares of restricted common stock at a conversion rate of $0.375 per share.

On December 29, 2000, the Company's board of directors approved the conversion of 176,000 options for $110,000 of accounts payable accumulated for consulting expenses, rendered through 2000. The options had a conversion rate of $0.625 per share, the market price on the date of grant. In January 2001, these options were converted and 176,000 common shares were issued, in lieu of payment for the outstanding liability.

On March 30, 2001, certain shareholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of new common stock at a conversion price $0.75 per share (the market price for the shares), in lieu of payment for these services.


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

                                        ENCORE WIRELESS, INC.

Date: June 21, 2001                      By /S/ M.G. Meador, Jr., C.F.O.
                                        [Principal Accounting Officer and
                                         Authorized Signatory of the Company]