Form 10QSB
period 2001-06-30
ENCORE WIRELESS INC
filed 2001-08-20
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2001

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,760,383 shares of common stock, par value $0.001, as of August 20, 2001.

                 PART I - FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position, and cash flows have been included.

     These consolidated condensed financial statements and the related notes thereto should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

     Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






























        3          ENCORE WIRELESS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                (Unaudited)
                                   ASSETS
                                                   June 30,     December 31,
                                                     2001           2000
                                                 ------------   ------------
Current assets
  Cash                                           $    114,056   $     76,806
  Restricted cash (Note G)                            100,000        100,000
  Accounts receivable, net of allowance for
   doubtful accounts of $300,000 and $150,000 at
   June 30, 2001 and December 31, 2000,
   respectively                                       582,726        710,727
  Prepaid expenses                                     87,105         32,347
                                                 ------------   ------------
Total current assets                                  883,887        919,880

EQUIPMENT, at cost
 Less accumulated depreciation of $17,261
  and $11,291 at June 30, 2001 and December 31,
  2000, respectively                                   32,788        37,761
GOODWILL, net of amortization of $1,732,783
  and $86,639 at June 30,2001 and December 31,
  2000, respectively                                        -      1,646,144
                                                 ------------   ------------
                                                 $    916,675   $  2,603,785
                                                 ============   ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Trade accounts payable                         $  1,121,075   $    744,078
  Accrued liabilities                                 444,970        411,595
  Notes payable to stockholders                       205,000        135,000
                                                 ------------   ------------
     Total current liabilities                      1,771,045      1,290,673

COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Convertible
   preferred stock, $0.001 par value; 3,000,000
   shares authorized, 785,875 shares issued and
   outstanding                                            786            786
  Common stock, $0.001 par value; 45,000,000
   shares authorized, 5,760,383 and 4,404,384
   shares issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                  5,760          4,404
  Additional paid-in capital                        8,442,133      7,083,489
  Accumulated deficit                              (9,303,049)    (5,775,567)
                                                 ------------   ------------
     Total stockholders' equity (deficit)            (854,370)     1,313,112
                                                 ------------   ------------
                                                 $    916,675   $  2,603,785
                                                 ============   ============
The accompanying notes are an integral part of these consolidated financial statements.

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                (Unaudited)

                                                Three Months Ended                Six Months Ended
                                                      June 30,                 June 30,
                                           ---------------------------           ---------------------------
                                                2001           2000                    2001          2000
                                           ------------   ------------           -------------  ------------
Net sales                                  $    588,276   $          -           $  1,367,769   $          -

Cost of sales                                   564,066              -              1,185,698              -
                                           ------------   ------------           -------------  ------------
     Gross profit                                24,210              -                182,071              -

Expenses
  Selling and shipping expenses                  67,683              -                304,590              -
  General and administrative expenses           394,201        509,989                969,896        790,787
  Research and development                            -              -                     -
  Stock in lieu of consulting compensation            -         45,048                 10,000         32,600
  Compensation expense for stock options(Note E)      -         29,250                706,667        573,527
  Goodwill impairment (Note D)                        -             -               1,646,144              -
                                           ------------   ------------            ------------  ------------
     Total operating expenses                   461,884        584,287              3,637,297      1,396,914
                                           ------------   ------------            ------------  ------------
     Loss from operations                    (  437,674)      (584,287)            (3,455,226)    (1,396,914)

Other income (expense)
  Interest and other income                           -          1,136                      -             84
  Interest expense                              (32,063)          (898)              (47,118)        (14,484)
  Interest expense on beneficial conversion
   feature                                            -       (353,594)              (25,138)       (640,108)
  Interest expense for stock options                  -              -                     -         (46,200)
                                             ------------   ------------        ------------   -------------
                                                (32,063)      (353,356)              (72,256)       (700,708)
                                           ------------   ------------          ------------   -------------
     Loss before income taxes                (  469,737)    (  937,643)           (3,527,482)     (2,097,622)

Income taxes                                          -              -                     -               -
                                           ------------   ------------          ------------   -------------
NET LOSS                                   $ (  469,737)  $ (  937,643)         $ (3,527,482)  $  (2,097,622)
                                           ============   ============          ============   =============

LOSS PER SHARE - BASIC AND DILUTED         $      (0.08)  $      (0.11)         $      (0.63)  $       (0.24)
                                           ============   ============          ============   =============

WEIGHTED AVERAGE NUMBER OF SHARES (NOTE H)    5,760,383      8,660,657             5,570,961       8,660,424
                                           ============   ============          ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                      ENCORE WIRELESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            For the period December 31, 2000 through June 30, 2001
                                  (Unaudited)

                                    Preferred stock         Common stock     Additional
                                 --------------------  --------------------   paid-in    Accumulated
                                  Shares      Amount    Shares      Amount     capital     deficit      Total
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at January 1, 2001         785,875  $     786  4,404,384  $   4,404  $7,083,489 $(5,775,567) $1,313,112

Interest expense recognized from
 offer to convert note payable at
 beneficial rates (Note F)               -          -          -          -      25,138           -      25,138

Issuance of common stock upon
 conversion of a shareholder
 note payable and related
 accrued interest (Note F)               -          -    133,333        133      58,062           -      58,195

Issuance of common stock for
 services (Note F)                       -          -    176,000        176     109,824           -     110,000

Issuance of common stock for
 services (Note F)                       -          -     13,333         13       9,987           -      10,000

Issuance of common stock options
 below market (Note E)                   -          -          -          -     706,667           -     706,667

Issuance of common stock per
 subscription agreement (Note E)         -          -  1,033,333      1,034     448,966           -     450,000

Net loss                                 -          -          -          -           -  (3,527,482) (3,527,482)
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at June  30, 2001          785,875  $     786  5,760,383  $   5,760  $8,442,133 $(9,303,049) $ (854,370)
                       =========  =========  =========  =========  ==========  ==========  ==========

The accompanying notes are an integral part of this consolidated financial statement.

       6            ENCORE WIRELESS, Inc. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                         ---------------------------
                                                      2001           2000
                                                 ------------   ------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                     $ (3,527,482)  $ (2,097,622)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                    7,222          4,105
       Impairment of goodwill                       1,646,144              -
       Provision for allowance for
        doubtful accounts                             150,000              -
       Issuance of stock options below market         706,667        573,527
       Issuance of stock for services                  10,000         32,600
       Beneficial interest on conversion of note
        payables                                       25,138        640,108
       Issuance of stock for interest                       -         46,200
       Changes in assets and liabilities
        Accounts receivable                           (21,999)             -
        Prepaid expenses and other assets             (54,758)         5,182
        Trade accounts payable                        486,997         88,966
        Accrued liabilities                            41,570        126,973
                                                  -----------    -----------
          Total adjustments                         2,996,981      1,507,297
                                                  -----------    -----------
          Net cash used in operating activities      (530,501)      (590,325)
                                                  -----------    -----------
  Cash flows from investing activities
    Purchase of property and equipment                 (2,249)        (1,063)
                                                  -----------    -----------
          Net cash used in investing activities        (2,249)        (1,063)

  Cash flows from financing activities
    Stock options converted with cash                 450,000              -
    Proceeds from draws on line of credit                   -        535,530
    Proceeds from notes payable to stockholders       120,000        135,000
    Principal payments on stockholder notes            -       (35,000)
                                                  -----------    -----------
          Net cash provided by financing
           activities                                 570,000        635,530
                                                  -----------    -----------
          Net increase in cash                         37,250         44,142

Cash at beginning of period                           176,806          8,992
                                                  -----------    -----------
Cash at end of period                             $   214,056    $    53,134
                                                  ===========    ===========

                                [Continued]

       7            ENCORE WIRELESS, Inc. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

Non-cash investing and financing activities:

In January 2001, a $50,000 note payable plus $8,195 in accrued interest was converted into 133,333 new common shares. Because the conversion was completed at below market price of for the stock, an additional $25,138 of beneficial interest upon conversion was recorded.

Options issued at market value in the prior year were converted into 176,000 common shares and funded in January 2001 with $110,000 in accrued professional services rendered and recorded in 2000.

During the six-month period ended June 30, 2001, asset disposition and accumulated depreciation totaled $1,252.


The accompanying notes are an integral part of these consolidated financial statements.

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying condensed consolidated financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operation and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its Form 10-KSB for the period ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

NOTE B  - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated substantial net losses and has limited operating capital, with current liabilities exceeding current assets by $887,158 at June 30, 2001. In addition, effective August 18,2001, Sprint PCS notified the Company of its intent to terminate its contract to provide wireless (Note G). The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional financing required until it attains profitability. The Company's ability to develop profitable operations is dependent on negotiating alternative arrangements as a wireless provider, building a subscriber base or equivalent revenue source, and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure, all at rates favorable to the Company.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company to continue in existence:

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

The comparative results of operations for the three and six month periods ended June 30, 2000 included in the accompanying financial statements are those of EZConnect, Inc. and its subsidiary. The table below reflects unaudited pro-forma combined results of EZConnect, Inc. and Encore Wireless, Inc. as if the acquisition had taken place at the beginning of the periods presented below:

                                           Three Months        Six Months
                                               ended             ended
                                              June 30,          June 30,
                                                2000              2000
                                           ------------       -------------
  Net sales                                $   293,830        $   293,830
  Net loss                                  (  979,336)        (2,339,439)
  Net loss per common share-
   basic and diluted                       $     (0.11)       $     (0.27)

In management's opinion, these unaudited pro-forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the periods presented.

NOTE D   GOODWILL IMPAIRMENT

In conjunction with the October 17,2000 acquisition of Encore Wireless, Inc. by EZConnect, Inc., $1.7 million in goodwill was assigned to the value of the assets of Encore, primarily associated with the favorable terms of the Sprint reseller contract and the potential business opportunities it provided. Given the notification by Sprint of its intention to terminate this agreement effective August 18, 2001, management believes that the value assigned to goodwill is unlikely to be realized. Hence, the value has been written down to zero.

NOTE E - OPTION GRANTS

In January 2001, the Company entered into a financing agreement to sell up to $1 million in shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at prices per share that may represent discounts from the market price. The agreement provided for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July of 2001 for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. The Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement in the period ended June 30, 2001. Additional compensation expense

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE E - OPTION GRANTS(CONTINUED)

for stock options of $706,667 was recorded in conjunction with the issuance of this financing agreement. Because of Sprint's intention to cancel its agreement with the Company, the balance of the financing agreement was terminated.

In May, 2001 a stockholder loaned the Company $100,000 in working capital to continue operations. The note is due in one year at an interest rate of 12% per annum.

In May, 2001 a group of stockholders loaned the Company $20,000 in working capital to satisfy certain professional services fees. The note includes an interest rate of 12% per annum and it is convertible into common stock of the Company at market on the date of conversion.

The Company accounts for stock options granted to consultants in accordance with Statement of Financial Accounting Standards 123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option pricing model or the value of the services rendered, whichever is more readily determinable.

During January 2001, the Company granted 625,000 options to employees and one consultant at prices ranging from $0.65 to $0.88 per share, which represented the market price for the common stock on the date of such grants.

NOTE F   EQUITY TRANSACTIONS

The Company's board of directors approved the conversion of a $50,000 note and accrued interest payable in the amount of $8,195 to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into restricted common stock at a conversion rate of $0.375 per share. Effective January 1, 2001, this note was converted and 133,333 common shares were issued. The market price for the Company's common stock on the date of conversion was $0.625 per share. The Company recognized $25,138, the difference between the market price and the conversion price as additional interest expense.

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

On March 30, 2001, certain stockholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of new common stock at a conversion price $0.75 per share (the market price for the shares), in lieu of payment for these services.

NOTE G   SUBSEQUENT EVENTS

In July 2001, the Company was informed of Sprint PCS' intent to terminate its contract to provide wireless services to the Company effective August 18, 2001.

                       ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2001, Sprint also cashed in a standby letter of credit issued by the Company in Sprint PCS' favor, to satisfy unpaid balances. The letter of credit was secured and ultimately funded by the restricted cash balance of $100,000 represented on the balance sheet at June 30, 2001.

NOTE H - LOSS PER COMMON SHARE

The following data show the weighted average number of shares outstanding used in computing net loss per common share:

                                              Three Months Ended June 30,
                                                2001               2000
                                           --------------     -------------
Common shares outstanding entire period         5,760,961         8,660,577

Net weighted average common shares issued
 during period                                          -                 -
                                           --------------     -------------
Weighted average number of common
 shares used in basic and diluted EPS           5,570,961         8,660,424
                                           ==============     =============

                                                Six Months Ended June 30,
                                                2001               2000
                                           --------------     -------------
Common shares outstanding entire period         4,404,384         8,660,424

Weighted average common shares issued
 during period                                  1,166,577                 -
                                           --------------     -------------
Weighted average number of common
 shares used in basic and diluted EPS           5,570,961         8,660,424
                                           ==============     =============

For the three and six-month periods ended June 30, 2001 and 2000 all of the options and convertible debt that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
For the six-month periods ended June 30, 2001 and 2000, there was $20,000 in convertible debt and 4,055,000 options outstanding and $283,329 in convertible debt and 980,000 options outstanding, respectively.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Results of operations for the three and six-month periods ended June 30, 2001 represented losses of $469,737 and $3.5 million, respectively.

Comparison with the same periods in the prior year is not considered meaningful, since no operations were represented in the prior year, and the intended business model at that time, which has since been abandoned, was not inclusive of Encore Wireless, Inc. Therefore, this discussion will focus solely on results in the three and six month periods ended June 30, 2001.

The six month period loss included a $1,646,144 provision to record impairment of goodwill reflecting the announcement by Sprint of its intention to cancel its agreement with Encore Wireless, Inc., $706,667 to record expenses associated with below market options issued to an officer of the Company, and $25,138 to record beneficial interest expense associated with the conversion of a note payable into common stock at below market. Excluding these three expenses, the loss from operations was $1.1 million.

Revenues were $588,276 and $1,367,769 during the three and six month periods ended June 30, 2001, reflecting a declining wireless subscriber base in the latter part of the period. The net number of subscribers increased by slightly less than 1,200 during the first 3 months of the reported period, then tailed off dramatically in the latter half of the period as the Company was compelled to discontinue marketing to new subscribers and began the process of winding down the business. Management believes that limited capital resources severely hampered the Company's ability to market its services in the first 3 months of the period reported, contributing to lower net subscriber adds than earlier expectations. Sprint's cancellation notice contributed to the decline in the base in the latter half of the three-month period.

Cost of sales during the three and six month periods ended June 30, 2001, including the cost for new handsets, were $564,066, or 96% of revenues, and $1,185,698, or 87% of revenues, respectively, contributing to respective

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

gross profit margins of 24,210, or 4%, and $182,071, or 13%. Handset sales are subsidized to entice new subscribers. Sales of new handsets are recorded at cost, net of subsidies that are charged to marketing expense. Handset sales were essentially non-existent and heavy discounting occurred in the latter part of the six-month period to encourage payment as marketing was discontinued and Sprint's decision to discontinue service began surfacing in the distribution channels. Recurring revenues declined as expected and profit margins declined, accordingly.

Selling and shipping expenses were $304,590 for the six months ended June 30, 2001, yet were less than $68,000 for the latter three months during the period, reflecting the curtailment of new marketing efforts. Selling and shipping expenses were primarily comprised of handset subsidies, $153,360 occurring in first three months of the period. These expenses were essentially non-existent during the latter half of the six-month period reflecting the decline in marketing efforts. The balance in expenses included channel marketing commissions, shipping and postage, and marketing materials.

General and administrative expenses were $969,896 for the six-month period ended June 30, 2001, $394,201 of which occurred in the latter three-months of the six-month period. That represented a decline of $181,494, or 32%, in expenses incurred in the three-month period ended June 30, 2001,from the $575,695 in expenses incurred in the first three-months of the year. The reduction in expenses reflected management's efforts to scale back staff and curtail discretionary expenses in light of Sprint's intention to cancel service to it's subscriber base. The Company terminated 6 of 9 employees in April and reduced outside consulting expenses. General and administrative expenses includes salaries and wages, ordinary travel and entertainment, consulting and legal, communications, office lease and supplies expenses.

Liquidity and Capital Resources
-------------------------------
During the six month period ended June 30, 2001, the Company supplemented and financed operations through the issuance of common stock for cash and services, new shareholder loans, and the conversion of options for accounts payable. It is anticipated that the Company will require substantial additional working capital to continue its business operations over the balance of the fiscal year. As a result of the termination by Sprint PCS of its resale agreement with the Company effective August 18, 2001, the Company's ability to obtain additional financing is not considered likely, unless the Company can negotiate an economically feasible alternative for a wireless network service provider.

At June 30, 2001, the Company had current assets of $883,887 and current liabilities of $1,771,045, for a working capital deficit of $887,158. The Company had cash of $114,056 restricted cash of $100,000, which was used to fund a letter of credit commitment in July 2001, accounts receivable net of allowance for doubtful accounts of $582,726, and prepaid expenses of $87,105. Net cash used in operating activities was $530,501 during the six-months ended June 30, 2001, was funded primarily by the sale of stock for cash, new short-term notes and the issuance of stock for services. At June 30, 2001, the Company had net property and equipment of $32,788, after deduction of $17,261 in accumulated depreciation. The Company's property and equipment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

consists mainly of office and computer equipment. In addition, as a result of the termination by Sprint PCS of its resale agreement, the Company has recorded a goodwill impairment of $1,646,144. Because at December 31, 2000, the Company had an accumulated deficit of $5,775,567, a working capital deficit, limited external financial resources, and has recently been notified of Sprint PCS's intention to terminate its resale agreement with Encore, the report of the Company's auditor contained a modification as to the ability of the Company to continue as a going concern.

Through June 30, 2001, the Company has incurred a cumulative net deficit of $9,303,049 since inception. The Company expects to continue operating at a loss until such time as it begins to receive sufficient revenues from operations. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding periods. This condition will likely worsen with the impending loss of the Sprint PCS agreement.

The Company continues to operate with limited capital resources. Until such time as alternative operations can be secured, the Company will likely continue to face difficulties in securing additional financing. Consequently, it is uncertain whether working capital will be sufficient to maintain ongoing operations through the remainder of the year ending December 31, 2001.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, the Company entered into an agreement to sell shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at a price per share that represented a discount to the market price. The agreement provided for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. As of June 20, 2001, the Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement.

In January 2001, the Company's board of directors approved the conversion of a $50,000 note and accrued interest payable to Inter-Pro Property Corporation
(USA), an entity controlled by Mr. Proznik, into 133,333 shares of restricted common stock at a conversion rate of $0.375 per share.

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

On March 30, 2001, certain stockholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of common stock at a conversion price $0.75 per share (the market price for the shares), in lieu of payment for these services.


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

                                        ENCORE WIRELESS, INC.


Date: August 20, 2001                   By /S/ Kevin Hamilton., President
                                        [Principal Operating/Accounting
                                         Officer]