Form 10QSB
period 2001-09-30
ENCORE WIRELESS INC
filed 2001-11-28
CIK 1093568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,860,383 shares of common stock, par value $0.001, as of November 15, 2001.

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

     Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.































        3          ENCORE WIRELESS, INC. AND SUBSIDIARIES
                         Consolidated Condensed Balance Sheets

                                (Unaudited)
                                   ASSETS
                                                 September 30,   December 31,
                                                     2001           2000
                                                 ------------   ------------
Current assets
  Cash                                           $    134,984   $     76,806
  Restricted cash                                           -        100,000
  Accounts receivable, net of allowance for
   doubtful accounts of $615,000 and $150,000 at
   September 30, 2001 and December 31, 2000,
   respectively                                        50,500        710,727
  Prepaid expenses                                     45,853         32,347
                                                 ------------   ------------
     Total current assets                             231,337        919,880

EQUIPMENT, at cost
 Less accumulated depreciation of $20,246
  and $11,291 at September 30, 2001 and December 31,
  2000, respectively                                   30,373         37,761
GOODWILL, net of amortization of $1,732,783
  and $86,639 at September 30,2001 and December 31,
  2000, respectively (Note D)                               -      1,646,144
                                                 ------------   ------------
                                                 $    261,710   $  2,603,785
                                                 ============   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Trade accounts payable (Note F)                $  1,238,285   $    744,078
  Accrued liabilities                                 477,382        411,595
  Notes payable to stockholders                       180,000        135,000
                                                 ------------   ------------
     Total current liabilities                      1,895,667      1,290,673

COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Convertible
   preferred stock, $0.001 par value; 3,000,000
   shares authorized, 785,875 shares issued and
   outstanding                                            786            786
  Common stock, $0.001 par value; 45,000,000
   shares authorized, 5,860,383 and 4,404,384
   shares issued and outstanding at September 30, 2001
   and December 31, 2000, respectively                  5,860          4,404
  Additional paid-in capital                        8,462,835      7,083,489
  Accumulated deficit                             (10,103,438)    (5,775,567)
                                                 ------------   ------------
     Total stockholders' equity (deficit)          (1,633,957)     1,313,112
                                                 ------------   ------------
                                                 $    261,710   $  2,603,785
                                                 ============   ============
The accompanying notes are an integral part of these consolidated financial statements.

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Operations
                                (Unaudited)

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                           ---------------------------           ---------------------------
                                                2001           2000                  2001          2000
                                           ------------   ------------           -------------  ------------
Net sales                                  $    136,498   $          -           $  1,504,267   $          -
Cost of sales                                   233,561              -              1,419,259              -
                                           ------------   ------------           ------------   ------------
     Gross profit (loss)                        (97,063)             -                 85,008              -

Expenses
  Selling and shipping expenses                  10,519              -                315,109              -
  General and administrative expenses           692,322        316,758              1,662,218      1,107,545
  Stock in lieu of consulting compensation            -              -                 10,000         32,600
  Compensation expense for stock options(Note E)      -              -                706,667        573,527
  Goodwill impairment (Note D)                        -              -              1,646,144              -
                                           ------------   ------------           ------------   ------------
     Total operating expenses                   702,841        316,758              4,340,138      1,713,672
                                           ------------   ------------           ------------   ------------
     Loss from operations                      (799,904)      (316,758)           (4,255,130)     (1,713,672)

Other income (expense)
  Interest and other income                           -          1,268                     -           1,352
  Interest expense                                 (485)       (24,765)              (47,603)        (39,249)
  Interest expense on beneficial conversion
   feature                                            -       (273,755)              (25,138)       (913,863)
  Interest expense for stock options                  -              -                     -         (46,200)
                                           ------------   ------------          ------------   -------------
                                                   (485)      (297,252)              (72,741)       (997,960)
                                           ------------   ------------          ------------   -------------
     Loss before income taxes                  (800,389)      (614,010)           (4,327,871)     (2,711,632)

Income taxes                                          -              -                     -               -
                                           ------------   ------------          ------------   -------------
NET LOSS                                   $   (800,389)  $   (614,010)         $ (4,327,871)  $  (2,711,632)
                                           ============   ============          ============   =============

LOSS PER SHARE - BASIC AND DILUTED         $      (0.14)  $      (0.07)         $      (0.77)  $       (0.31)
                                           ============   ============          ============   =============

WEIGHTED AVERAGE NUMBER OF SHARES (NOTE H)    5,765,939      8,685,089             5,635,953       8,660,424
                                           ============   ============          ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                      ENCORE WIRELESS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the period January 1, 2000 through September 30, 2001
                                  (Unaudited)

                                    Preferred stock         Common stock     Additional
                                 --------------------  --------------------   paid-in    Accumulated
                                  Shares      Amount    Shares      Amount     capital     deficit      Total
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at January 1, 2001         785,875  $     786  4,404,384  $   4,404  $7,083,489 $(5,775,567) $1,313,112

Interest expense recognized from
 offer to convert note payable at
 beneficial rates (Note F)               -          -          -          -      25,138           -      25,138

Issuance of common stock upon
 conversion of shareholder
 notes payable and related
 accrued interest (Note F)               -          -    233,333        233      78,764           -      78,997

Issuance of common stock for
 services (Note F)                       -          -    176,000        176     109,824           -     110,000

Issuance of common stock for
 services (Note F)                       -          -     13,333         13       9,987           -      10,000

Issuance of common stock options
 for compensation (Note E)               -          -          -          -     706,667           -     706,667

Issuance of common stock per
 subscription agreement (Note E)         -          -  1,033,333      1,034     448,966           -     450,000

Net loss                                 -          -          -          -           -  (4,327,871) (4,327,871)
                                 ---------  ---------  ---------  ---------  ----------  ----------  ----------
Balance at September 30, 2001      785,875  $     786  5,860,383  $   5,860  $8,462,835$(10,103,438)$(1,633,957)
                                 =========  =========  =========  =========  ==========  ==========  ==========


The accompanying notes are an integral part of this consolidated financial statement.

       6            ENCORE WIRELESS, Inc. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                      2001           2000
                                                 ------------   ------------
Increase (decrease) in cash
  Cash flows from operating activities
    Net loss                                     $ (4,327,871)  $ (2,711,632)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                   10,207          6,318
       Impairment of goodwill                       1,646,144              -
       Provision for allowance for
        doubtful accounts                             465,000              -
       Issuance of stock options for compensation     706,667        573,527
       Issuance of stock for services                  10,000         45,263
       Non-cash interest expense on beneficial
        conversion of notes payable                    25,138        913,863
       Issuance of stock for interest                       -         46,200
       Conversion of notes payable to stock            20,802              -
       Changes in assets and liabilities
        Accounts receivable                           195,227              -
        Prepaid expenses                              (13,506)          (815)
        Trade accounts payable                        604,206        188,398
        Accrued liabilities                            73,982         18,990
                                                  -----------    -----------
          Total adjustments                         3,743,867      1,791,744
                                                  -----------    -----------
          Net cash used in operating activities      (584,004)      (919,888)
                                                  -----------    -----------
  Cash flows from investing activities
    Purchase of equipment                              (2,818)       (12,813)
    Advance to Encore                                       -       (350,000)
    Purchase of patents                                     -          9,010
                                                  -----------    -----------
          Net cash used in investing activities        (2,818)      (353,803)
                                          -----------    -----------
  Cash flows from financing activities
    Stock options converted with cash                 450,000              -
    Proceeds from draws on line of credit                   -        832,966
    Proceeds from notes payable to stockholders       100,000        485,000
    Principal payments on stockholder notes            (5,000)       (35,000)
                                                  -----------    -----------
          Net cash provided by financing
           activities                                 545,000      1,282,966
                                                  -----------    -----------
          Net (decrease) increase in cash             (41,822)         9,275

Cash at beginning of period                           176,806          8,992
                                                  -----------    -----------
Cash at end of period                             $   134,984    $    18,267
                                                  ===========    ===========

                                [Continued]

       7            ENCORE WIRELESS, Inc. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)

Non-cash investing and financing activities:

In January 2001, a $50,000 note payable plus $8,195 in accrued interest was converted into 133,333 new common shares. Because the conversion was completed below market price for the stock, an additional $25,138 of interest expense was recorded as a result of the beneficial conversion feature. Additionally, in September 2001, a $20,000 note payable, plus accrued interest of $802, were converted into 100,000 new common shares. The conversion was completed at market.

Options for 176,000 common shares, issued at market value in the prior year, were converted for $110,000 of accounts payable accumulated for consulting expenses, rendered through 2000.
During the nine-month period ended September 30, 2001, asset dispositions and associated accumulated depreciation totaled $1,252 and $10,207, respectively.



The accompanying notes are an integral part of these consolidated financial statements.

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A  - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying consolidated condensed financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, AT September 30, 2001 and December 31, 2000 and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its Form 10-KSB for the period ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

NOTE B  - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated substantial net losses and has limited operating capital, with current liabilities exceeding current assets by $1,664,330 at September 30, 2001. In addition, effective August 18,2001, Sprint PCS terminated its contract with the Company to provide wireless services(Note D). The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional financing required until it attains profitability. The Company's ability to develop profitable operations is dependent on negotiating alternative arrangements as a wireless provider, building a subscriber base or equivalent revenue sources, and obtaining sufficient funds or financing for the acquisition of subscriber equipment and the required infrastructure, all at rates favorable to the Company.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company to continue in existence:

     +   The Company is presently pursuing alternatives to the Sprint PCS arrangement.

     +   In September 2001 the Company incorporated MobilSense, Inc.
MobilSense, Inc. is a wholly owned subsidiary of Encore Wireless, Inc. It is developing software solutions targeted at tracking and managing vital company statistics on employee usage of mobile devices. The Company is pursuing new venture capital to complete development of the software and launch its product and services.

     +   In September 2001 the Company signed a management agreement to provide management services to an emerging Voice-Over-Internet-Provider long distance service. The contract is expected to provide approximately $150,000 in revenues over a six-month period starting in November 2001.

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE B  - GOING CONCERN (Continued)

     + The Company has reduced labor costs by consolidating management responsibilities. General and administrative expenses declined by $181,494 in the three month period ended June 30, 2001 from the previous three month period ended March 31, 2001, and declined further by $16,879 in the three month period ended September 30, 2001.

    + The Company is seeking additional debt and equity funding from principal shareholders and other interested parties. In September 2001, a principal shareholder verbally agreed to advance a short-term bridge note in the amount of $100,000 to sustain management until additional capital funding can be obtained.

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

The comparative results of operations for the three and nine month periods ended September 30, 2000 included in the accompanying financial statements are those of EZConnect, Inc. and its subsidiary. The table below reflects unaudited pro-forma combined results of EZConnect, Inc. and Encore Wireless, Inc. as if the acquisition had taken place at the beginning of the periods presented below:

                                           Three Months        Nine Months
                                               ended             ended
                                           September 30,      September 30,
                                                2000              2000
                                           ------------       -------------
  Net sales                                $   458,823        $    752,653
  Net loss                                    (861,949)         (3,201,388)
  Net loss per common share-
   basic and diluted                       $     (0.10)       $     ( 0.37)

In management's opinion, these unaudited pro-forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of the periods presented.

NOTE D   GOODWILL IMPAIRMENT

In conjunction with the October 17,2000 acquisition of Encore Wireless, Inc. by EZConnect, Inc., $1.7 million in goodwill was assigned to the value of the assets of Encore, primarily associated with the favorable terms of the Sprint PCS reseller contract and the potential business opportunities it provided. Given the termination of this agreement by Sprint PCS effective August 18, 2001, management believes that the value assigned to goodwill is unlikely to be realized. Hence, the value has been written down to zero.

                     ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - OPTION GRANTS

In January 2001, the Company entered into a financing agreement to sell up to $1 million in shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at prices per share that were less than the market price. The agreement provided for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July of 2001 for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. The Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement in the period ended September 30, 2001. Additional compensation expense for stock options of $706,667 was recorded in conjunction with the issuance of this financing agreement. Because of Sprint's intention to cancel its agreement with the Company, the balance of the financing agreement was terminated.

In May, 2001 a group of stockholders loaned the Company $20,000 in working capital to satisfy certain professional services fees. The note includes an interest rate of 12% per annum and is convertible into common stock of the Company at market on the date of conversion. In September, 2001, the note and accrued interest of $802 were converted, at market, into 100,000 shares of common stock.

The Company accounts for stock options granted to consultants in accordance with Statement of Financial Accounting Standards 123 and related interpretations. The value of such services is based on the fair value at the date of grant calculated using the Black-Scholes option pricing model or the value of the services rendered, whichever is more readily determinable.

During January 2001, the Company granted 625,000 options to employees and officers of the Company at prices ranging from $0.65 to $0.88 per share, which represented the market price for the common stock on the date of such grants.

NOTE F   EQUITY AND DEBT TRANSACTIONS

On January 1, 2001, the Company's board of directors approved the conversion of a $50,000 note and accrued interest payable in the amount of $8,195 to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into restricted common stock at a conversion rate of $0.375 per share. Effective January 1, 2001, this note was converted and 133,333 common shares were issued. The market price for the Company's common stock on the date of conversion was $0.625 per share. The Company recognized $25,138, the difference between the market price and the conversion price, as additional interest expense.

On January 1, 2001, the Company's board of directors approved the conversion of 176,000 options for $110,000 of accounts payable accumulated for consulting expenses, rendered through 2000. The options had a conversion rate of $0.625 per share, the market price on the date of grant. Effective January 1, 2001, these options were converted and 176,000 new common shares were issued, as payment for the outstanding liability.

On March 30, 2001, certain stockholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of new common stock at a conversion price $0.75 per share (the market price for the shares), as payment for these services.

                    ENCORE WIRELESS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE F   EQUITY AND DEBT TRANSACTIONS(CONTINUED)

In May, 2001 a stockholder loaned the Company $100,000 in working capital to continue operations. The note is due in one year at an interest rate of 12% per annum.

In September, 2001, a $20,000 shareholder note payable, and accrued interest of $802 thereon, were converted, at market, into 100,000 shares of common stock.

In September 2001, a principal shareholder agreed to advance a short-term bridge note, in the fourth quarter of 2001, in the amount of $100,000 to sustain management until additional capital funding can be obtained. This note will carry an interest rate of 12% per annum, and will be due and payable four months after funding.

NOTE G - LOSS PER COMMON SHARE

The following data show the weighted average number of shares outstanding used in computing net loss per common share:

                                           Three Months Ended September 30,
                                                2001               2000
                                           --------------     -------------
Common shares outstanding entire period         5,760,383         8,680,657

Net weighted average common shares issued
 during period                                      5,556            4,632
                                           --------------     -------------
Weighted average number of common
 shares used in basic and diluted EPS           5,765,939         8,685,089
                                           ==============     =============

                                            Nine Months Ended September 30,
                                                2001               2000
                                           --------------     -------------
Common shares outstanding entire period         4,404,384         8,655,792

Weighted average common shares issued
 during period                                  1,231,569             4,632
                                           --------------     -------------
Weighted average number of common
 shares used in basic and diluted EPS           5,635,953         8,660,424
                                           ==============     =============

For the three and nine-month periods ended September 30, 2001 and 2000 all outstanding options and convertible debt were excluded from the computation of diluted EPS because to do so would have been anti-dilutive. For the three and nine-month periods ended September 30, 2001 and 2000, there were 4,055,000 and 980,000 options outstanding, respectively. For the three and nine-month period ended September 30, 2000, there was $283,329 in convertible debt outstanding.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Results of operations for the three and nine-month periods ended September 30, 2001 represented losses of $800,389 and $4.3 million, respectively.

Comparison with the same periods in the prior year is not considered meaningful, since no operations were represented in the prior year, and the intended business model at that time, which has since been abandoned, was not inclusive of Encore Wireless, Inc. Therefore, this discussion will focus solely on results in the three and nine month periods ended September 30, 2001.

The nine month period loss included a $1,646,144 provision to record impairment of goodwill reflecting the cancellation by Sprint PCS of its agreement with Encore Wireless, Inc. and $706,667 to record expenses associated with options issued below market to an officer of the Company. Excluding these two expenses, the loss from operations was $1.9 million.

Revenues were $136,498 and $1,504,267 during the three and nine-month periods ended September 30, 2001, reflecting a declining wireless subscriber base in the latter part of the nine-months ended September 30, 2001. Management believes that limited capital resources severely hampered the Company's ability to market its services in the early part of the nine-month period reported, contributing to lower net subscriber adds than initially expected by Management. Sprint's cancellation notice contributed to the decline and ultimate loss of the entire subscriber base in the latter half of the period, as reflected in the declining revenues in the last three months.

Cost of sales during the three and nine-month periods ended September 30, 2001, including the cost for new handsets, were $233,561, or 171% of revenues, and $1,419,259, or 94% of revenues, respectively, contributing to respective gross profit (loss) margins of $(97,063), or (71%), and $85,008, or 6%. Handset sales were subsidized to entice new subscribers. Sales of new handsets were recorded at cost, net of subsidies that were charged to marketing expense. Handset sales were non-existent in the latter part of the nine-month period, as marketing was discontinued as a result of Sprint's decision to discontinue service. Recurring revenues declined as expected and profit margins declined, accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and shipping expenses were $315,109 for the nine months ended September 30, 2001, yet were less than $11,000 for the latter three months during the period, reflecting the curtailment of new marketing efforts. Selling and shipping expenses were primarily comprised of handset subsidies, $153,360 occurring in the first three months of the year. These expenses were essentially non-existent during the latter half of the nine-month period reflecting the decline in marketing efforts. The balance in expenses included channel marketing commissions, shipping and postage, and marketing materials.

General and administrative expenses were $1,662,218 for the nine-month period ended September 30, 2001, $692,322 of which occurred in the latter three-months of the nine-month period. Excluding a bad debt expense recorded during the three months ended September 30, 2001 in the amount of $315,000, expenses were $377,322 in the three month period ended September 30, 2001, compared to $394,201 and $595,695 in the three month periods ended June 30, 2001 and March 31, 2001, respectively. The declining trend in quarterly operating expenses reflected management's efforts to scale back staff and curtail discretionary expenses in light of Sprint's decision to cancel service to the Company's subscriber base. The Company terminated 6 of 9 employees in April 2001 and reduced outside consulting expenses. General and administrative expenses included salaries and wages, ordinary travel and entertainment, consulting and legal, communications, office lease and supplies expenses.

Liquidity and Capital Resources
-------------------------------
During the nine month period ended September 30, 2001, the Company supplemented and financed operations through the issuance of common stock for cash and services, new shareholder loans, and the conversion of options for accounts payable. It is anticipated that the Company will require substantial additional working capital to continue its business operations over the balance of the fiscal year. As a result of the termination by Sprint PCS of its resale agreement with the Company effective August 18, 2001, the Company's ability to obtain additional financing as a wireless services wholesaler is not considered likely. Unless the Company can negotiate an economically feasible alternative for a wireless network service provider and re-emerge profitably as a software-services company, liquidity will continue to decline and jeopardize the Company's future as a going concern.

At September 30, 2001, the Company had current assets of $231,337 and current liabilities of $1,895,667, for a working capital deficit of $1,664,330. The Company had cash of $134,984. There was a letter of credit commitment of $100,000 listed as restricted cash at December 31, 2000. This letter of credit was drawn down and forfeited to Sprint in July 2001 in conjunction with the cancellation of their contract. Accounts receivable net of allowance for doubtful accounts were $50,500 and prepaid expenses of $45,853. Net cash used in operating activities was $584,004 during the nine-months ended September 30, 2001, and was funded primarily by cash from stock options exercised, new short-term notes and the issuance of stock for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30,2001, the Company had net property and equipment of $30,373, after deduction of $20,246 in accumulated depreciation. The Company's property and equipment consists mainly of office and computer equipment. In addition, as a result of the termination by Sprint PCS of its resale agreement, the Company has recorded a goodwill impairment of $1,646,144. Because at December 31, 2000, the Company had an accumulated deficit of $5,775,567, a working capital deficit of $1,664,330, limited external financial resources, and has recently had it's resale agreement with Sprint PCS terminated, the report of the Company's auditor contained a modification as to the ability of the Company to continue as a going concern.

Through September 30, 2001, the Company has incurred a cumulative net deficit of $10,103,438 since inception. The Company expects to continue operating at a loss until such time as it begins to receive sufficient revenues from operations. The Company is unable at this time to predict whether actual revenues received from operations will be sufficient to offset the costs and expenses of operations for the corresponding periods. This condition will likely worsen with the loss of the Sprint PCS agreement.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company to continue in existence:

     +   The Company is presently pursuing alternatives to the Sprint PCS arrangement.

     +   In September 2001 the Company incorporated MobilSense, Inc.
MobilSense, Inc. is a wholly owned subsidiary of Encore Wireless, Inc. It is developing software solutions targeted at tracking and managing vital company statistics on employee usage of mobile devices. The Company is pursuing new venture capital to complete development of the software and launch its product and services.

     +   In September 2001 the Company signed a management agreement to provide management services to an emerging Voice-Over-Internet-Provider long distance service. The contract is expected to provide approximately $150,000 in revenues over a six-month period starting in November 2001.

     + The Company has reduced labor costs by consolidating management responsibilities. General and administrative expenses declined by $181,494 in the three month period ended June 30, 2001 from the previous three month period ended March 31, 2001, and declined further by $16,879 in the three month period ended September 30, 2001.

    + The Company is seeking additional debt and equity funding from principal shareholders and other interested parties. In September 2001, a principal shareholder verbally agreed to advance a short-term bridge note in the amount of $100,000 to sustain management until additional capital funding can be obtained. The Company will provide for the conversion of selected loans and other debt to equity.

The Company continues to operate with limited capital resources. Until such time as alternative operations can be secured, the Company will likely continue to face difficulties in securing additional financing. Consequently, it is uncertain whether working capital will be available to maintain ongoing operations through the remainder of the year ending December 31, 2001.

                         PART II - OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

     None.

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, the Company entered into a financing agreement to sell up to $1 million in shares of restricted common stock to Philip Lacerte and Robert Proznik, two of the Company's directors, at a price per share that were less than the market price. The agreement provided for the Company to sell 666,667 shares of common stock for $250,000 ($0.375 per share) on January 2, 2001 and additional shares in increments of $250,000 in March, May, and July of 2001 for the lower of $0.50 per share or 50% of the closing bid price per share on the date of purchase. The Company issued 1,033,333 shares of common stock pursuant to collecting $450,000 through this agreement in the period ended September 30, 2001. Because of Sprint's intention to cancel its agreement with the Company, the balance of the financing agreement was terminated.

In January 2001, the Company's board of directors approved the conversion of a $50,000 note and accrued interest payable in the amount of $8,195 to Inter-Pro Property Corporation (USA), an entity controlled by Mr. Proznik, into 133,333 shares of restricted common stock at a conversion rate of $0.375 per share.

On December 29, 2000, the Company's board of directors approved the conversion of 176,000 options for $110,000 of accounts payable accumulated for consulting expenses, rendered through 2000. The options had a conversion rate of $0.625 per share, the market price on the date of grant. In January 2001, these options were converted and 176,000 common shares were issued, as payment for the outstanding liability.

On March 30, 2001, certain stockholder relation's services were rendered at a cost of $10,000. The Board approved the issuance of 13,333 shares of common stock at a conversion price $0.75 per share (the market price for the shares), as payment for these services.

In September 2001, a shareholder note in the amount of $20,000, plus accrued interest of $802, were converted into 100,000 shares on new common stock, at market.


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

                                        ENCORE WIRELESS, INC.


Date: November 27, 2001                 By /S/ Kevin Hamilton., President
                                        [Principal Financial Officer and
                                        Authorized Signatory of the Company